Form 10-K405
period 1999-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2000-03-30
CIK 1060383

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 333-52117

   AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
          (Exact name of registrant as specified in its Agreement of Limited Partnership)

           Delaware                              39-1965590
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)          (Zip Code)

                          (402) 444-1630
      (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                              None

Securities Registered Pursuant to Section 12(g) of the Act:

                              None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There are currently no outstanding units of the Partnership which are traded in any market. Therefore, there is no market price or average bid and asked price for Partnership units within the 60 days prior to the date of this filing.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  4. Submission of Matters to a Vote of Security Holders. . . . . . . .   2

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   2
Item  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   2
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   2
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .   2
Item  8. Financial Statements and Supplementary Data. . . . . . . . . . . .  	2
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  	2

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  	3
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  	4
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  	4
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  	5

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  	5

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 1. Business. America First Real Estate Investment Partners, L.P. (the "Registrant" or the "Partnership") was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. Upon approval of the merger described below, the Registrant's business objectives will be to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and, (iii) provide enhanced liquidity and market value of the units.

As of December 31, 1999, the Partnership had not yet begun its business operations. However, on or about November 16, 1999, the general partners of Capital Source L.P. ("Cap Source") and Capital Source II L.P.-A ("Cap Source II") submitted a proposal to their limited partners relating to a merger of the Registrant with Capital Source and Cap Source II. As of December 31, 1999, the solicitation of the written consent of the Cap Source and Cap Source II limited partners was still in process and, therefore, the merger had not been completed. The Partnership intends to issue up to 7,765,772 units of assigned limited partnership interest to holders of the limited partners of the Cap Source and Cap Source II.

Upon approval of the merger, the Partnership will succeed to the assets and liabilities of Cap Source and Cap Source II. The Partnership will also have the ability to acquire additional multifamily residential properties. The Partnership will have the ability to more actively manage the makeup of its real estate portfolio as compared to Cap Source and Cap Source
II. The Partnership's investment strategy will be funded initially from available cash and short-term investments and from (1) borrowing against or sale of the existing properties, (2) borrowing against or sale of the Government National Mortgage Association (GNMA) certificates and the Federal Housing Administration (FHA) loans, and (3) borrowing against the additional properties acquired by the Partnership following the transaction. The Partnership may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

The Partnership will have no employees. Certain services will be provided to the Partnership by employees of America First Companies L.L.C. ("America First") which is an affiliate of the general partner of the Partnership. America First will be reimbursed by the Partnership for such services at cost. The Registrant will not be charged, and will not reimburse, for the services performed by managers and officers of America First.

Item 2. Properties. The Partnership owned or leased no real property at December 31, 1999.

Item 3.  Legal Proceedings.

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999, by Alvin
M. Panzer and Sandra G. Panzer, against the Partnership, its general partner, America First and various of their affiliates (including Capital Source L.P., Capital Source II L.P.-A, and their general partners (Capital Source L.P. and Capital Source II L.P.-A are partnerships with general partners that are affiliates of America First.) and Lehman Brothers, Inc. Alvin M. Panzer and Sandra G. Panzer are two Beneficial Assignment Certificate (BAC) holders of Capital Source L.P. and Capital Source II L.P.-A. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of Capital Source L.P. and Capital Source II L.P.-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership, Capital Source L.P. and Capital Source II L.P.-A is deficient and coercive, that the defendants have breached the terms of Capital Source L.P.'s and Capital Source II L.P.-A's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. In this complaint, the plaintiffs sought to enjoin the proposed merger transaction and seek to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of Capital Source L.P. and Capital Source II L.P.-A, an accounting, and unspecified damages and costs.

The general partners of the Partnership, Capital Source L.P. and Capital Source II L.P.-A determined not to pursue the merger transaction which was the subject of the initial lawsuit and proposed an alternative transaction to BAC holders. A prospectus/consent solicitation statement outlining this alternative transaction was sent to BAC holders on or about November 16, 1999. The plaintiffs amended their complaint on December 8, 1999, and again on February 22, 2000. The second amended complaint challenges this current prospectus/consent solicitation statement on grounds similar to those alleged in the original complaint, as well as on other procedural grounds. The second amended complaint does not seek to enjoin the proposed merger transaction.

The general partners of the Partnership, Capital Source L.P. and Capital Source II L.P.-A have moved to dismiss these complaints, and they intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source L.P. and Capital Source II L.P.-A.

There are no other material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ended December 31, 1999 to a vote of the Partnership's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. There were no outstanding units of the Partnership as of December 31, 1999, therefore no market information existed with respect to the time period covered by this item. For market information relating to the BACs of Cap Source and Cap Source II, please refer to the Form 10-Ks filed by Capital Source L.P. and Capital Source II L.P.-A for the year ended December 31, 1999.

     (b)  Investors.  There were no unit holders as of March 28, 2000.

     (c) Distributions. As of December 31, 1999, the Partnership had not yet commenced operations. As such, no distributions were paid through that date. For information on distributions made by Cap Source and Cap Source II, please refer to the respective Form 10-Ks filed by Cap Source and Cap Source II for the year ended December 31, 1999.

     Item 6. Selected Financial Data. As of December 31, 1999, the Partnership had not yet commenced operations. For selected financial data relating to Cap Source and Cap Source II, for the five year period ended December 31, 1999, please refer to the Form 10-Ks of Cap Source and
Cap Source II for the year ended December 31, 1999.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1999, the Partnership had not commenced operations. For management's discussion and analysis of the financial condition and results of operations of the Cap Source and Cap Source II for its two most recent fiscal years, please refer to the Form 10-Ks of Cap Source and Cap Source II for the year ended December 31, 1999.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk. As of December 31, 1999, the Partnership had not yet commenced operations. For quantitative and qualitative disclosure regarding market risk of the assets to be acquired from Cap Source and Cap Source II as a result of the merger, please refer to the Form 10-Ks of Cap Source and Cap Source II for the year ended December 31, 1999.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
					None

                                   PART III

     Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. The general partner of the Registrant is America First Capital Source I, L.L.C. ("Cap Source L.L.C."), which is controlled by America First. The following individuals are the managers and officers of the general partner and America First, and each serves for a term of one year.

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney	        Chairman of the Board,	              1984
	                         President, Chief Executive
	                         Officer and Manager of
																										America First

																										Chairman and Chief Executive									1991
																										Officer of Cap Source L.L.C.

Michael Thesing	          Vice President, Secretary,	          1984
	                         Treasurer and Manager of
																										America First

																										Vice President, Secretary, 										1991
																										Treasurer and Manager of
																										Cap Source L.L.C.

William S. Carter, M.D.	  Manager	of America First             1994

Martin A. Massengale	     Manager	of America First             1994

Alan Baer	                Manager	of America First             1994

Gail Walling Yanney	      Manager	of America First             1996

Mariann Byerwalter        Manager	of America First             1997

Lisa Yanney Roskens							Manager	of America First													1999

	    Michael B. Yanney, 66, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc.,
Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN
Corporation, Rio Grande Medical Technologies, Inc., Mid-America Apartment Communities, Inc. and Telecom Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Yanney Roskens.

	    Michael Thesing, 45, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C. and America First
Investment Advisors, L.L.C.  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 73 is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 66 is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 77 is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.
Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

	    Gail Walling Yanney, 63, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney and the mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 39, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.,
SRI International, Stanford Management Company and Stanford Hospitals and
Clinics.

     Lisa Yanney Roskens, 33 is a Managing Director of Twin Compass, LLC, a small business consulting firm. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997 Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael Yanney and Gail Walling Yanney.

     Item 11. Executive Compensation. The Registrant does not have any directors or officers. Certain services will be provided to the Registrant by managers and officers of America First.
None of the managers or officers of America First receive compensation from the Registrant and Cap Source L.L.C. receives no reimbursement from the Registrant for any portion of their salaries. No remuneration was paid by the Registrant to Cap Source L.L.C. pursuant to the terms of its limited partnership agreement during 1999. However, upon commencement of operations, remuneration will be paid by the Registrant to Cap Source L.L.C.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) The current sole limited partner of the Registrant is an affiliate of Cap Source L.L.C.. Such affiliate also serves as a general partner of Cap Source.

          (b) No manager or officer of America First or Cap Source L.L.C. owns any direct interest in the Registrant.

          (c) There are no arrangements known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant. As described in Item 1, the general partners of Cap Source and Cap Source II submitted a proposal for a merger of the Registrant with Cap Source and Cap Source II. Cap Source L.L.C. is also one of the general partners of Cap Source.

     Item 13. Certain Relationships and Related Transactions. The members of Cap Source L.L.C. are America First Companies L.L.C. and Mr. Yanney. During the period covered by this report, the Registrant did not engage in any transaction with Cap Source L.L.C., America First or with any person who is
(i) a member, manager or executive officer of Cap Source L.L.C. or America First; (ii) a nominee for election as manager of Cap Source L.L.C. or America First; (iii) an owner of more that 5% of the Registrant or (iv) a member of the immediate family of any of the foregoing persons. For information relating to reimbursements paid by Cap Source and Cap Source II to America First, please see the Form 10-Ks filed by Cap Source and Cap Source II for the year ended December 31, 1999.

                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Auditors' Report.

		          Balance Sheet of the Registrant as of December 31, 1999.

		          Notes to Balance Sheet of the Registrant.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to
     Balance Sheet filed in response to Item 8 hereof.

               3. Exhibits. The following exhibits are filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

                    2(a)	Agreement and Plan of Merger among the
																									Partnership and Cap Source and Cap Source II
																									(incorporated by reference to Appendix A to the
																									Prospectus included in Registration Statement on
																								 Form S-4 (No. 333-52117) filed by the Registrant
																								 on November 8, 1999).

																				4(a) Certificate of Limited Partnership of the Partnership
																									(incorporated by reference to Exhibit 3.01 to
																									Registration Statement on Form S-4 (No. 333-52117)
																									filed by Registrant on July 21, 1999).

                    4(b)	Amended and Restated Agreement of Limited
																									Partnership of America First Real Estate Investment
																									Partners, L.P. (incorporated by reference to Exhibit
																									3.02 to the Registration Statement on
																								 Form S-4 (No. 333-52117) filed by the Registrant on
																									July 21, 1999).

																				4(c) Form of Indenture between Partnership and U.S. Bank
																									Trust National Association, as trustee, (incorporated
																									by reference to Exhibit 4.02 to the Registration
																									Statement on Form S-4 (No. 333-52117) filed by the
																									Registrant on May 7, 1998).

																				4(d) Form of Unit Certificate of the Registrant
																									(incorporated by reference to Exhibit 4.03 to the
																									Registration Statement on Form S-4 (No. 333-52117)
																									filed by the Registrant on September 28, 1999).

																				4(e) Form of Variable Rate Junior Notes are included in
																									Exhibit 4.02 (incorporated by reference to	Exhibit
																									4.04 to the Registration Statement on Form S-4
																									(No. 333-52117) filed by the Registrant on May 7,
																									1998).

                    24.  Power of Attorney.

                    27. Financial Data Schedule.

          (b)  The Registrant did not file any reports on Form 8-K during
   												the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Real Estate Investment Partners, L.P.:

We have audited the accompanying balance sheet of America First Real Estate Investment Partners, L.P. as of December 31, 1999. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of America First Real Estate Investment Partners, L.P. as of December 31, 1999 in conformity with generally accepted accounting principles.


Omaha, Nebraska
March 27, 2000																																		/s/KPMG LLP

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
BALANCE SHEETS

                                                                                             Dec. 31, 1999
                                                                                            ---------------
Assets
 Cash 																					                                                                 	$ 	 				1,000
                                                                                            ---------------
                                                                                           	 $ 	 				1,000
                                                                                            ===============
 Partners' Capital
	 General Partner	                                                                           $			 						10
		Limited Partner																														                                         	    										990
                                                                                            ---------------
                                                                                      				  	$ 						1,000
                                                                                            ===============

The accompanying notes are an integral part of the balance sheet.


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO BALANCE SHEET
DECEMBER 31, 1999

1.	Organization

America First Real Estate Investment Partners, L.P. (the "Partnership") was formed on June 18, 1999, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The Partnership will facilitate the proposed merger of Capital Source L.P. and Capital Source II L.P.-A (collectively referred to as the "Capital Source Funds"). The Partnership intends to issue up to 7,765,772 units of assigned limited partnership interest to holders of Beneficial Assignment Certificates (BACs) of the Capital Source Funds. The General Partner of the Partnership is America First Capital Source I L.L.C. The General Partner will hold a 1% interest in the Partnership. The Company has not yet commenced operations.

2.	Related Party Transactions

The Partnership will pay the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Partnership for such new assets. The acquisition fee with respect to an acquisition of a new asset will be payable at the time of the closing of the acquisition. The Partnership will also pay the General Partner an administrative fee in connection with the ongoing administration of the business of the Partnership in an amount equal to 0.50%, per annum, of the sum of (i) the fair market value on the merger date of the original assets that are then still owned by the Partnership, plus, (ii) the purchase price paid by the Partnership for new assets that are then held by the Partnership. The first $100,000 of the administrative fee shall be payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fee will be paid on a monthly basis.

The Partnership may pay an affiliate of the General Partner a reasonable property management fee in connection with the management of the Properties. The property management fee paid with respect to any Property may not exceed 5% of the gross revenues of such Property (in the case of residential property) or 6% of the gross revenues of such Property (in the case of industrial or commercial property); provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property.

The Partnership will reimburse the General Partner or its affiliates on a monthly basis for the actual out-of-pocket costs of direct general and administrative expenses.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO BALANCE SHEET
DECEMBER 31, 1999

3.  Legal Proceedings

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999, by Alvin
M. Panzer and Sandra G. Panzer, against the Partnership, its general partner, America First and various of their affiliates (including Capital Source L.P., Capital Source II L.P.-A, and their general partners (Capital Source L.P. and Capital Source II L.P.-A are partnerships with general partners that are affiliates of America First.) and Lehman Brothers, Inc. Alvin M. Panzer and Sandra G. Panzer are two Beneficial Assignment Certificate (BAC) holders of Capital Source L.P. and Capital Source II L.P.-A. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of Capital Source L.P. and Capital Source II L.P.-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership, Capital Source L.P. and Capital Source II L.P.-A is deficient and coercive, that the defendants have breached the terms of Capital Source L.P.'s and Capital Source II L.P.-A's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. In this complaint, the plaintiffs sought to enjoin the proposed merger transaction and seek to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of Capital Source L.P. and Capital Source II L.P.-A, an accounting, and unspecified damages and costs.

The general partners of the Partnership, Capital Source L.P. and Capital Source II L.P.-A determined not to pursue the merger transaction which was the subject of the initial lawsuit and proposed an alternative transaction to BAC holders. A prospectus/consent solicitation statement outlining this alternative transaction was sent to BAC holders on or about November 16, 1999. The plaintiffs amended their complaint on December 8, 1999, and again on February 22, 2000. The second amended complaint challenges this current prospectus/consent solicitation statement on grounds similar to those alleged in the original complaint, as well as on other procedural grounds. The second amended complaint does not seek to enjoin the proposed merger transaction.

The general partners of the Partnership, Capital Source L.P. and Capital Source II L.P.-A have moved to dismiss these complaints, and they intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source L.P. and Capital Source II L.P.-A.

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		                                 AMERICA FIRST REAL ESTATE INVESTMENT
																																			PARTNERS, L.P.

		                                 By	America First Capital
			                                   Source I, L.L.C., General
			                                   Partner of the Registrant


	                                 	By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Date:  March 28, 2000

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 28, 2000										  		By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  March 28, 2000									    	By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date: 	March 28, 2000 													By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  March 28,	2000											 		By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000				        	 By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000			     		    By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2000				      		  By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2000				      		  By	/s/ Lisa Yanney Roskens*
                   			             Lisa Yanney Roskens
                                   Manager of America First Companies L.L.C.


*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ William S. Carter, M.D.
				                                              			William S. Carter, M.D.

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Martin A. Massengale
				                                              			Martin A. Massengale

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Alan Baer
				                                              			Alan Baer

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Gail Walling Yanney
				                                              			Gail Walling Yanney

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Mariann Byerwalter
				                                              			Mariann Byerwalter

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Lisa Yanney Roskens
				                                              			Lisa Yanney Roskens