Form 10-Q
period 2000-03-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2000-05-15
CIK 1060383

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  333-52117

      	AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
     (Exact name of registrant as specified in its charter)

Delaware                                                39-1965590
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


(402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I. FINANCIAL INFORMATION
 Item 1.  FINANCIAL STATEMENTS


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
BALANCE SHEETS

                                                   	 March 31, 2000     Dec. 31, 1999
																																																							(unaudited)
                                                    ---------------     ---------------
Assets
 Cash 																					                         $ 	 				1,000 	     $ 	 				1,000
                                                    ---------------     ---------------
                                                    $ 	 				1,000       $ 	 				1,000
                                                    ===============     ===============
 Partners' Capital
	 General Partner	                                  $			 						10	      $			 						10
		Limited Partner																														               990       										990
                                                    ---------------     ---------------
                                                    $ 						1,000       $ 						1,000
                                                    ===============     ===============

The accompanying notes are an integral part of the balance sheets.


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO BALANCE SHEETS
MARCH 31, 2000

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

The Partnership will pay the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Partnership for such new assets. The acquisition fee with respect to an acquisition of a new asset will be payable at the time of the closing of the acquisition. The Partnership will also pay the General Partner an administrative fee in connection with the ongoing administration of the business of the Partnership in an amount equal to 0.50%, per annum, of the sum of (i) the fair market value on the merger date of the original assets that are then still owned by the Partnership, plus, (ii) the purchase price paid by the Partnership for new assets that are then held by the Partnership. The first $100,000 of the administrative fee shall be payable each year, with the balance payable only during years that funds from operations, as more fully described in the Partnership's limited partnership agreement, calculated before administrative fees, exceeds 7% of the unit holders' average capital for that year. Such administrative fee will be paid on a monthly basis.

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

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO BALANCE SHEETS
MARCH 31, 2000

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

To resolve the lawsuit, the Partnership and the other defendants to the lawsuit, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The Settlement remains subject to approval by the Court. In connection with the Settlement, if approved, Capital Source L.P. and Capital Source II L.P.-A expect to submit a revised transaction to BAC holders for approval. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, will be filed with the Securities and Exchange Commission (the
SEC). As soon as it receives SEC clearance, Capital Source L.P. and Capital Source II L.P.-A will deliver to BAC holders materials that fully describe the settlement and revised transaction.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2000, the Partnership had not commenced operations. For management's discussion and analysis of the financial condition and results of operations of Capital Source L.P. (Cap Source) and Capital Source II L.P.-A (Cap Source II) for the three months ended March 31, 2000, please refer to the Form 10-Qs of Cap Source and Cap Source II for the quarter ended March 31, 2000.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2000, the Partnership had not yet commenced operations. For quantitative and qualitative disclosure regarding market risk of the assets to be acquired from Cap Source and Cap Source II as a result of the merger, please refer to the Form 10-Qs of Cap Source and Cap Source II for the quarter ended March 31, 2000.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

To resolve the lawsuit, the Partnership and the other defendants to the lawsuit, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The Settlement remains subject to approval by the Court. In connection with the Settlement, if approved, Capital Source L.P. and Capital Source II L.P.-A expect to submit a revised transaction to BAC holders for approval. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, will be filed with the Securities and Exchange Commission (the
SEC). As soon as it receives SEC clearance, Capital Source L.P. and Capital Source II L.P.-A will deliver to BAC holders materials that fully describe the settlement and revised transaction.

There are no other material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.

	    Item 6.  Exhibits and Reports on Form 8-K.

              	(a).   Exhibits.

															The following exhibits are filed as required by this report.
															Exhibit numbers refer to the paragraph numbers under Item 601
														 of Regulation S-K:

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
																									4.04 to the Registration Statement on Form S-4
																									(No. 333-52117) filed by the Registrant on May 7,
																									1998).

																			10(a) Stipulation of Settlement.

																									IN THE CASE OF

																									ALVIN M. PANZER and
																									SANDRA G. PANZER

																									Plaintiffs,

																									v.

																									INSURED MORTGAGE EQUITIES, INC.,
																									INSURED MORTGAGE EQUITIES II
																									LP., AMERICA FIRST CAPITAL
																									SOURCE I, LLC., AMERICA FIRST
																									CAPITAL SOURCE II, LLC, AMERICA
																									FIRST	COMPANIES, LLC, AMERICA
																									FIRST REAL ESTATE INVESTMENT
																									PARTNERS, 	L.P., LEHMAN
																									BROTHERS, INC., CAPITAL SOURCE
																									L.P., PAUL L. ABBOTT, and CAPITAL
																									SOURCE II, L.P.,

																									Defendants.

                    27. Financial Data Schedule.

          					(b)  Reports on Form 8-K

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
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Date:  May 11, 2000

																																	Exhibit 10(a)
																											Stipulation of Settlement

IN THE COURT OF CHANCERY OF THE STATE OF DELAWARE

IN AND FOR NEW CASTLE COUNTY

ALVIN M. PANZER and
SANDRA G. PANZER

Plaintiffs,		   																											C.A. No. 16929 NC

v.
																																												STIPULATION OF
INSURED MORTGAGE EQUITIES, INC., 													SETTLEMENT
INSURED MORTGAGE EQUITIES II
LP., AMERICA FIRST CAPITAL
SOURCE I, LLC., AMERICA FIRST
CAPITAL SOURCE II, LLC, AMERICA
FIRST	COMPANIES, LLC, AMERICA
FIRST REAL ESTATE INVESTMENT
PARTNERS, 	L.P., LEHMAN
BROTHERS, INC., CAPITAL SOURCE
L.P., PAUL L. ABBOTT, and CAPITAL
SOURCE II, L.P.,

Defendants.

WHEREAS:

A.	Plaintiffs Alvin. M. Panzer and Sandra G. Panzer have brought this action
(the "Action") in the Delaware Court of Chancery (the "Court") on behalf of themselves and the class of public holders of units of limited partnership interests in Capital Source L.P. ("Capital Source I") and Capital Source II L.P.-A ("Capital Source II") (collectively the "Partnerships"), against defendants Insured Mortgage Equities, Inc., Insured Mortgage Equities II L.P., America First Capital Source I, L.L.C., America First Capital Source II
L.L.C., America First Companies LLC, America First Real Estate Investment Partners, L.P., Lehman Brothers, Inc., Capital Source I, Paul Abbott, Capital Source II, (collectively the "Defendants"). The general partners of Capital Source I are Insured Mortgage Equities, Inc. and America First Capital Source
I L.L.C.  The general partners of Capital Source II are Insured Mortgage
Equities II L.P. and America First Capital Source II L.L.C. The foregoing are herein referred to collectively as the General Partners.

B.	On or about May 7, 1998, the America First Defendants (defined below) filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission ("SEC") in connection with a proposed solicitation of consents from the unitholders of the Partnerships, among other things, to convert the Partnerships into a newly-formed corporation, America First Real
Estate Investment Company, Inc.  On or about July 21, 1998, the America First
Defendants filed Amendment No. 1 to the Prospectus/Consent Solicitation
Statement, subject to  completion.  On or about November 3, 1998, the America
First Defendants filed Amendment No. 2 to the Prospectus/Consent Solicitation
Statement, subject to completion.

C.	Plaintiffs filed the Action on February 3, 1999, seeking a decree of dissolution under 6 Del. C. section 17-802, the appointment of a receiver to wind-up the Partnerships' affairs and an accounting from the defendants. The Action also asserted claims for breaches of fiduciary duties against the General Partners, Lehman Brothers, America First Real Estate Investment Company, Inc., America First Companies, LLC, and Paul L. Abbott (the "America First Defendants"). The Action also asserted claims for breaches of the agreements of limited partnership for the Partnerships (the "Partnership Agreements") by the General Partners, and alleged that Lehman Brothers and the America First Defendants caused and substantially assisted violations of the Partnership Agreements. The Complaint as originally filed alleged that the Partnerships were not meeting their objectives and should be dissolved and liquidated, and that the General Partners were instead seeking improperly to perpetuate the lives of the Partnerships by converting them into a new corporation. The Complaint alleged that the General Partners had the ability to direct the sale or liquidation of the apartment projects constituting the assets of the subsidiary limited partnerships which hold the operating assets of the Partnerships (the "Operating Partnerships") ten years after completion of those projects, and that the ten year period had expired or was about to expire for all of the Operating Partnerships. The Action as originally filed also alleged that in May 1997, Lehman Brothers, as then-controlling parent of the IME General Partners, improperly transferred ownership and control of the IME General Partners to America First Companies, LLC. The Action alleged that the transfer of ownership and control by Lehman Brothers was improperly effected without an effective vote, consent or ratification by the unitholders of the Partnerships as required under Delaware law and the Partnership Agreements. The Complaint alleged that the transfer of control by Lehman Brothers to the America First Defendants violated the Partnership Agreements and the fiduciary duties of the General Partners, Lehman Brothers and Abbott, then-managing director of Lehman Brothers and the General Partners.

D.	During May 1999, the parties engaged in discussions regarding possible settlement of the Action. While these discussions were pending, the parties agreed to extend the Defendants' period of time to respond to the Complaint. The discussions did not lead to any agreement to settle the litigation.

E.	On June 16, 1999, plaintiffs Sandra G. Panzer and Alvin M. Panzer sent to the General Partners a written request for access to certain Partnership records. Plaintiffs requested (1) a current list of the full names and last known home or business addresses of each partner and unitholder of the Partnerships, set forth in alphabetical order ("Holder List"), and (2) copies of all Partnership agreements of the Operating Partnerships ("Operating Partnership Agreements"). In a letter dated June 23, 1999, plaintiffs' request for access to the Holder List and Operating Partnerships Agreements was denied by the Partnerships, stating that the plaintiffs lacked a proper purpose and that the items were not required to be provided under the Partnership Agreements or relevant law.

F.	On July 12, 1999, plaintiffs Sandra G. Panzer and Alvin M. Panzer filed separate actions, Civil Action Nos. 17292 and 17293 (the "Books and Records Actions"), in the Court, seeking access to the Holder List and Operating Partnership Agreements pursuant to 6 Del. C. section 17-305 and the
Partnership Agreements. The Books and Records Actions alleged that the plaintiffs requested the Holder List and Operating Partnership Agreements to analyze the issue of the Partnerships' control over the assets of the Operating Partnerships in order value their investments and communicate with other holders regarding the Action and the conduct of the General Partners and their affiliates with respect to the Partnerships' assets.

G.	On July 21, 1999, the General Partners announced a consent solicitation to secure unitholders' approval of the conversion of the Partnerships into a new limited partnership, America First Real Estate Investment Partners, L.P. (the "Company").

H.	On November 24, 1999, the America First Defendants mailed to unitholders of record as of October 28, 1999 a Prospectus/Consent Solicitation Statement and
supplements thereto, and other materials (collectively the "Consent
Solicitation") which sought approval for, among other things, a merger of the
Partnerships with and into the Company (the "Merger").  In connection with the
Merger, the Company stated it would issue new securities to the unitholders of the Partnerships in exchange for the assets of the Partnerships pro rata according to an exchange value based upon the assets of the respective
Partnerships (the "Exchange Values"), and the Partnerships would cease to exist.  Unitholders could also elect to receive certain junior notes in exchange for their units up to a maximum total amount of $20 million in notes.  The Merger requires the approval of a majority of the unitholders of each Partnership.

I.	On December 8, 1999, plaintiffs filed an Amended Class Action Complaint.
The Amended Class Action Complaint added allegations directed to the proposed conversion of the Partnerships into a newly-formed limited partnership, including that the America First Defendants had wrongfully expended over $2.5 million of Partnership funds in connection with the abandoned transaction.
The Amended Class Action Complaint also repeated the claims in the original Complaint and substituted America First Real Estate Investment Partners L.P.
for America First Real Estate Investment Company, Inc. as a party defendant.
On January 7, 2000, the defendants moved to dismiss the Action on the grounds that the Complaint failed to state a claim upon which relief can be granted and that certain claims are barred by the Statute of Limitations.

J.	On or about November 16, 1999, the parties to the Books and Records Actions reached an agreement pursuant to which plaintiffs would be provided with the
Holder List.  The parties did not, however, reach an agreement regarding the plaintiffs' access to the Operating Partnership Agreements.

K.	On December 13, 1999, plaintiffs mailed a letter to the unitholders informing them, among other things, of the pendency of the Action and of plaintiffs' intent to vote "no" in the ongoing consent solicitation and to pursue the Action seeking a dissolution and winding up of the Partnerships if the Merger was not approved by the unitholders. The plaintiffs also urged the unitholders to vote "no" or revoke any previously submitted consents in favor of the Merger. The December 13, 1999 letter also stated that plaintiffs would seek to force the General Partners to honor revocations, notwithstanding the instruction in the Consent Solicitation that unitholders may not withdraw or revoke consents after the consent card is delivered to the proxy solicitor, Kissel-Blake. On January 14, 2000, plaintiffs mailed a second letter to the unitholders urging those who had not yet voted to vote "no", and those who had voted "yes" to revoke their consents.

L.	On February 4, 2000, the plaintiffs filed a motion for leave to amend the complaint and a motion for certain declaratory and injunctive relief relating to the right to revoke consents and the disclosures related thereto (the
"Motion For Relief"). The Second Amended Class Action Complaint, which was the subject of the motion to amend, repeated the claims and allegations of the Amended Class Action Complaint and added a claim for corrective disclosure and injunctive relief directed to the right to revoke consents. The Second
Amended Class Action Complaint alleged that the instructions in the Consent Solicitation that unitholders may not withdraw or revoke consents were materially misleading, and that the General Partners' refusal to honor revocations of consents was improper. On March 7, 2000, the defendants again moved to dismiss the Action, this time on the grounds that the Complaint failed to state a claim upon which relief can be granted, that certain claims are barred by the Statute of Limitations and that certain other claims are moot.

M.	On February 10, 2000, the Court held a conference on plaintiffs' request to be heard on the Motion For Relief prior to February 18, 2000, the then-current expiration date of the Consent Solicitation.  The Court granted plaintiffs'
request to be heard and scheduled a hearing for February 16, 2000.  In part due to these motions, the General Partners agreed to allow unitholders to revoke consents.  Plaintiffs thus withdrew their request to be heard on the
Motion For Relief prior to February 18, 2000.  On February 18, 2000, the
Partnerships issued a press release announcing that the consent solicitation would be extended and that unitholders had the right to revoke consents.  In
February and March of 2000, counsel for the parties engaged in extensive settlement negotiations.  These negotiations culminated in this agreement to settle this action, subject to Court approval, satisfactory completion by
Plaintiff's counsel of confirmatory discovery and subject to the approval of the Merger by a majority of the unitholders of record as of October 28, 1999
of each Partnership.  	N.	The Defendants, while continuing to deny all
allegations of wrongdoing or liability or damage to the purported class whatsoever, and contending that they acted properly and lawfully at all times, desire to settle and terminate the purported class's claims so as to put to rest any and all claims that were or could have been asserted in this action or arising out of matters set forth in the pleading, and to avoid the expense and burdens of continued litigation without in any way acknowledging any fault or liability.

NOW, THEREFORE, IT IS STIPULATED AND AGREED by and among Plaintiffs and Defendants, as follows:

1.	Certification of a Settlement Class

 a.	Solely for the purposes of this settlement, the parties stipulate and agree (i) to certification of the Action as a class action on behalf of the unitholders of the Partnerships who were holders of record as of October 28, 1999 (the "Class") pursuant to Rule 23(b)(2) of the Delaware Court of Chancery Rules; (ii) that named plaintiffs Alvin M. Panzer and Sandra G. Panzer shall act as representatives of the Class ("Representative Plaintiffs"); (iii) that Plaintiffs' counsel, Chimicles & Tikellis LLP and Goodkind Labaton Rudoff & Sucharow LLP shall act as Plaintiffs' Co-Lead Counsel, and that Plaintiffs' other counsel shall be Milberg Weiss Bershad Hynes & Lerach, LLP; Wolf Haldenstein Adler Freeman & Herz LLP; Girard & Green; Hanzman, Criden, Korge, Hertzberg & Chaykin, P.A., (collectively, "Class Counsel"); and (iv) to a finding that the Class is so numerous that joinder of all members thereof is impracticable, that there are questions of law or fact common to the Class, that the claims are typical of the claims of the Class, that the representative plaintiffs will fairly and adequately represent the interests of the Class, that the representative plaintiffs and Class Counsel will fairly and adequately represent the interests of the Class; and that the defendants have acted or refused to act on grounds generally applicable to the Class, thereby making appropriate final injunctive relief with respect to the Class as a whole.

	b.	The Class shall be composed of all holders of units (otherwise known as
Beneficial Assignment Certificates) in either of the Partnerships as of
October 28, 1999, the record date for voting on the proposed Merger.

	c.	In the event this Settlement Agreement is terminated, the certification of the Class and appointment of the representative plaintiffs and Class Counsel shall automatically be vacated, and the Action shall proceed as though the
Class had never been certified and the representative plaintiffs and Class
Counsel had never been appointed.  This subparagraph shall survive the termination of this Settlement Agreement.

2.	Distributions to the Class

 In full settlement and compromise of all claims against Defendants by Plaintiffs and all members of the Class, and subject to the terms and conditions of this Settlement Agreement, including Court approval of the Settlement, satisfactory completion by Plaintiffs' counsel of confirmatory discovery, and approval of the Merger by a majority of the unitholders of both Partnerships on the revised terms provided for herein, Defendants, upon the execution of this Stipulation of Settlement, will amend the existing Merger proposal and distribute an amended Consent Solicitation or supplement to the Consent Solicitation to the unitholders in connection therewith, to provide, if and only if the unitholders approve the Merger as amended and the other conditions of the Settlement are met:

	a.	First Post-Closing Distribution.  The Company will, subject to the review and approval of the National Association of Securities Dealers ("NASD"), make a $6 million distribution to (i) the unitholders of the Company and (ii)
current unitholders of the Partnerships who subsequent to the Merger elect to receive variable rate junior notes from the Company (the "Notes") instead of units issued by the Company ("Noteholders").  These payments to Noteholders will be made in partial payment of the Company's debt to them, pro rata based upon the Exchange Values attributable to the Partnerships for purposes of the
Merger.  These distributions shall be made as soon as practicable after the
Merger is effective, but in any event no later than the end of the first full fiscal quarter subsequent to the effective date of the Merger.  This distribution will be in addition to the regular quarterly distributions to unitholders that the Company intends to make beginning with the first full fiscal quarter of operations following the completion of the Merger.

	b.	Second Post-Closing Distribution. As of the end of the first full fiscal quarter of operations following the Merger, the Company will, subject to the review and approval of the NASD, make a $5 million distribution to (i) the unitholders, and to (ii) the Noteholders, pro rata based upon the Exchange
Values of the Company.  This second post-closing distribution will be inclusive of the regular quarterly distribution, but in no event shall the total amount of this distribution be less than $5 million.

 c.	Unit Repurchase.  Subject to the review and approval of the NASD, the
Company will publicly announce and commence a unit repurchase program under which the Company shall purchase from unitholders up to $3.5 million in units of the Company within the first full twelve months after the Merger is effective. These repurchases will be made in compliance with all applicable laws and regulations. If for any reason the Company does not purchase $3.5 million in units in the repurchase program during the first full twelve months after the Merger is effective, at the end of the first twelve months, the Company will make a further post-closing special distribution to the unitholders. The amount of this distribution will be $3.5 million, less the cost of the units purchased by the Company in the repurchase program during the first twelve months after the Merger. This distribution will be in addition to the regular quarterly distributions to unitholders that the Company intends to make beginning with the first full fiscal quarter of operations following the completion of the Merger.

	d.	Reservations of Rights.  (i) The general partner of the Company, in its sole discretion, subject to the terms of the Company's partnership agreement and the fiduciary duties of the general partner of the Company, may change the
Company's distribution policy at any time, and any such change shall not affect in any way this Stipulation of Settlement, so long as the Company makes the distributions and/or unit repurchases required by  2(a), 2(b) and 2(c).
(ii) In connection with this transaction, the Company may, at its option, pay cash instead of issuing Notes.  If the Company elects to pay cash to investors otherwise entitled to receive Notes, it will pay these investors an amount equal to the principal amount of notes these investors would have received plus interest accrued to the date of payment.

3.	Release and Discharge of Claims

 a.	The Release.   The Order and Final Judgment will provide, among other
things, that the Actions and any and all claims, rights, causes of action and suits that have been or could have been asserted, either directly, individually, representatively, derivatively or in any other capacity, by the plaintiffs and any other members of the Class against the Defendants, or any of their respective present or former directors, officers, agents, employees, attorneys, financial advisers, commercial bank lenders, investment bankers, representatives, associates, parents, subsidiaries, general or limited partners, shareholders, limited partners, administrators, successors and assigns (the "Released Parties"), whether under state or federal law, and whether directly, representatively, or in any other capacity in connection with, or that arise out of the subject matter of the Action (the "Released Claims"), shall be fully, finally and forever compromised, settled, released, discharged and dismissed with prejudice.

	b.	Covenant Not To Sue.  The Class members and their attorneys, agents, representatives, survivors, heirs, successors, assigns, executors and administrators further covenant that they will refrain from commencing any action, suit, or administrative proceeding, or prosecuting any pending action, suit, arbitration or administrative proceeding, in law or in equity, against the Released Parties, concerning the Released Claims.  In the event that such
Class members or their attorneys, agents, representatives, survivors, heirs, successors, assigns, executors, and administrators commence or continue any such action, the Released Parties shall be entitled to seek an order from the
Court enjoining the continuation of such action, suit or proceeding.

	c.	Other Litigation.  Simultaneous with the final approval of the Settlement, the Class representatives, Alvin M. Panzer and Sandra G. Panzer, will also agree to dismiss with prejudice the Books and Records Actions.

 d.	Effect of Releases.  This Settlement Agreement may be pleaded as a full and complete defense to any action, suit, or other proceeding that may be instituted, prosecuted, or attempted with respect to any of the Released Claims. The Settling Class Members and Defendants agree that any such proceeding would cause irreparable injury to the party against whom it is brought and that the Court or any court of competent jurisdiction may enter an injunction restraining prosecution hereof. The Class Members and Defendants further agree that this Settlement Agreement maybe pleaded as necessary for the purpose of enforcing this Settlement Agreement.

4.	Court Approval and Notice to the Class

	a.	Class Notice.  The Company shall bear the cost of providing notice of the settlement to the Class.  The parties shall submit a form of scheduling order to the Court for approval as soon as practicable upon expiration of the
Consent Solicitation as revised hereunder.  The proposed Scheduling Order which the parties shall seek from the Court shall: temporarily certify the
Class for settlement purposes under Delaware Court of Chancery Rule 23(b)(2)
pending a final hearing on the Settlement and plaintiffs' application for attorneys' fees and costs; certify the plaintiffs as Class representatives and
Class Counsel as counsel for the Class; approve the form and manner of Notice to the Class and direct dissemination of the Notice to unitholders; schedule a hearing on the Settlement and plaintiffs' application for attorneys' fees and costs to be held thirty days following the dissemination of the Notice or at such other time as the Court orders; provide the time by which objections to the Settlement or plaintiffs' application for attorneys' fees and costs must be filed; and stay further proceedings in the Action other than proceedings in connection with the Settlement pending final determination regarding the
Settlement by the Court.

	b.	Final Approval.  If this Stipulation of Settlement (including any modification thereto made with the consent of the parties as provided for herein) shall be approved by the Court, the parties shall jointly request the Court to enter Final Judgment:

	 i.	certifying the Class and approving the settlement set forth in this
Stipulation of Settlement as fair, reasonable and adequate;

	ii.	dismissing the complaint in the Action on the merits as to all Defendants with prejudice to plaintiffs and all members of the Class, and releasing the
Released Parties from the Released Claims.

iii.	permanently barring and enjoining the institution or prosecution by any of the plaintiffs or any other member of the Class, whether directly, representatively, derivatively, or in any other capacity, or any action asserting any Released Claims;

	iv.	decreeing that this Stipulation of Settlement and the settlement contemplated by this Stipulation of Settlement (the "Settlement") provided for herein are not an admission for any purpose by any of the parties in this action of any wrongdoing, liability or damage whatsoever on the part of the Defendants;

		v.	reserving jurisdiction by the Court over the consummation, implementation and administration of the Settlement; and containing such other and further provisions consistent with the terms of this Stipulation of Settlement to which the parties may consent; and

	vi.	awarding attorneys' fees and costs as determined by the Court.

5.	Conditions of Settlement

 a.	Sequence of Events.   Immediately upon execution of this Stipulation of
Settlement, the parties shall file the Stipulation with the Court and commence confirmatory discovery so that such discovery can be completed prior to the expiration of the Consent Solicitation on the revised Merger and dissemination of the Notice of Settlement and plaintiffs' application for attorneys' fees and costs to the Class. As soon practical after the execution of this Stipulation of Settlement, the Partnerships will present to the SEC and the NASD an amended Prospectus/Consent Solicitation. The amended Prospectus/Consent Solicitation shall include, among other things, a description, agreeable to the parties, of the proposed Settlement, the claims proposed to be released thereunder and the proposed application and sources of payment of plaintiffs' attorneys' fees and costs. After approval by the SEC and NASD, the amended or supplemented Prospectus/Consent Solicitation will be distributed to unitholders. If the necessary majority of unitholders of each Partnership approves the revised Merger, and if confirmatory discovery is satisfactorily completed, the parties shall as soon as practicable submit a proposal Scheduling Order to the Court, as discussed above.

	b.	Conditions of Settlement.  In order for this Settlement to be valid and binding, these conditions must be satisfied:

		i.	Completion by the plaintiffs of confirmatory discovery.

	ii.	Approval of the Revised Merger by a majority of the holders of each
Partnership.

iii.	Approval of the Settlement by the Court.

 c.	Result of Failure to Satisfy Conditions.  If these conditions are not satisfied, or if the Settlement set forth in this Stipulation of Settlement fails to become effective in accordance with its terms, or if the Final Judgment is reversed, vacated or modified, the Settlement provided herein and any actions to be taken in connection therewith (including the Notice of Settlement, Hearing Order and Final Judgment to be entered) and all negotiations, transactions and proceedings connected with it (i) shall be without prejudice to the rights of any party, (ii) shall not be deemed or construed as evidence or an admission by any party of any fact, matter or thing, (iii) shall not be admissible in evidence or used for any purpose in any other action or proceeding, and (iv) shall be void, invalid and without effect.

6.	No Admission

Acceptance of the terms of this Stipulation of Settlement and the negotiations, papers and proceedings relating to this Stipulation of Settlement and its terms are not and shall not be construed as evidence or an admission by the Defendants of the validity of any of the claims made by the Class or liability of the Defendants therefor or of any wrongdoing whatsoever whether or not the Settlement is consummated. Neither this Stipulation of Settlement nor any of its terms, or the negotiations or papers relating thereto shall be offered or received in evidence in this or any other action or proceeding or utilized in any manner whatsoever as an admission or concession of liability or wrongdoing or lack thereof of any nature on the part of the Defendants.

7.	Implementation and Scheduling

	a.	Counterparts.  This Stipulation of Settlement may be executed in one or more counterparts.  All executed counterparts and each of them shall be deemed to be one and the same instrument, provided, that no party shall be bound until all parties have executed this Stipulation of Settlement.  The undersigned counsel for the parties shall exchange among themselves original signed counterparts and a complete set of original executed counterparts of this Stipulation of Settlement shall be filed with the Court.

 b.	Attorneys' Fees.   Plaintiffs' counsel intend to apply to the Court for,
and defendants will not object to, approval of $1.6 million in attorneys' fees and expenses ("Fee Award"). The first $600,000 of such Fee Award will be paid by the following defendants: Insured Mortgage Equities Inc., Insured Mortgage Equities II, L.P., America First Capital Source I, LLC, America First Capital Source II, LLC, Capital Source I, and Capital Source II (and shall not include Partnership funds). The $600,000 shall be placed immediately upon the execution of this stipulation into an interest bearing escrow account and shall be paid to Plaintiffs' Co-Lead Counsel, together with accrued interest, within five days after the expiration of any time to appeal or, if an appeal is taken from the Court's entry of an order awarding fees, after the judgment confirming the settlement has become final. The balance of such Fee Award shall be paid equally from the following sources: five hundred thousand dollars ($500,000) from the Company; and five hundred thousand dollars ($500,000) from the distributions of capital made to unitholders and noteholders (paid proportionately based upon the amount of distributions to unitholders and noteholders at the time of the distributions described in paragraph 2 (a) and 2(b) herein).

	c.	Record Date.	The record date for investors entitled to grant their
consents for this transaction will remain October 28, 1999, in order to permit investors to change or revoke their consent.  The Consent Solicitation shall be extended for an additional 60 days following the declaration of effectiveness (the "Declaration") by the Securities and Exchange Commission
with respect to the post-effective amendment to the Registration Statement relating to the Merger.  Class members will be permitted to revoke their previously submitted written consents and/or revocations of consents.

 d.	Letter from Class Representatives.  Plaintiffs shall send a letter to all of the Unitholders of Capital Source I and Capital Source II informing them, in text agreed to by the parties, of the amendments to the Merger resulting from this Settlement Agreement and urging those unitholders to support the settlement and vote in favor of the Merger, as amended. The letter shall be mailed together with the amended Prospectus/Consent Solicitation to the unitholders.

	e.	Governing Law.  The rights and obligations of the parties to this
Stipulation of Settlement shall be construed and enforced with, and governed by the laws of the State of Delaware, without regard to that state's choice of law principles.

	f.	Entire Agreement.  This Stipulation of Settlement constitutes the entire agreement among the parties hereto and no representations, warranties or inducements have been made to anyone concerning the Stipulation other than the representations, warranties and covenants contained and memorialized in such documents.  Except as otherwise provided herein, each party shall bear its own costs.

	g.	Non-severability.  If any provision of the Stipulation of Settlement is held to be illegal or invalid by a court of competent jurisdiction, the remaining provisions of the Stipulation of Settlement are void, invalid and ineffective.

	h.	Amendment.  This Stipulation of Settlement may be amended or any of its provisions waived only by a writing executed by or on behalf of all signatories hereto.

IN WITNESS WHEREOF, this Stipulation and Settlement Agreement has been executed this 24th day of April, 2000 by the undersigned counsel of record for the Plaintiffs and Defendants.

CHIMICLES & TIKELLIS LP
_____________________________
Pamela S. Tikellis
Robert J. Kriner, Jr.
One Rodney Square
Wilmington, Delaware 19801
(302) 656-2500
Attorneys for Plaintiffs

SMITH, KATZENSTEIN & FURLOW LLP
__________________________________
David A. Jenkins
800 Delaware Avenue
Post Office Box 410
Wilmington, Delaware 19899
(302) 652-8400
Attorneys for Defendants