Form 10-Q
period 2000-06-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2000-08-11
CIK 1060383

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 2000 or

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

                YES   X                  NO

Part I. FINANCIAL INFORMATION
 Item 1.  FINANCIAL STATEMENTS


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
BALANCE SHEETS

                                                   	 	June 30, 2000     	Dec. 31, 1999
																																																							(unaudited)
                                                    ---------------     ---------------
Assets
 Cash 																					                         $ 	 				1,000 	     $ 	 				1,000
                                                    ---------------     ---------------
                                                    $ 	 				1,000       $ 	 				1,000
                                                    ===============     ===============
 Partners' Capital
	 General Partner	                                  $			 						10	      $			 						10
		Limited Partner																														               990       										990
                                                    ---------------     ---------------
                                                    $ 						1,000       $ 						1,000
                                                    ===============     ===============

The accompanying notes are an integral part of the balance sheets.


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO BALANCE SHEETS
JUNE 30, 2000

1.	Basis of Presentation

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

2.	Transactions with Related Parties

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

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO BALANCE SHEETS
JUNE 30, 2000

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

To resolve the lawsuit, the Partnership and the other defendants to the lawsuit, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The Settlement remains subject to approval by the Court. In connection with the Settlement, Capital Source
L.P. and Capital Source II L.P.-A submitted a revised transaction to BAC holders for approval on or about June 30, 2000. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, was filed with the Securities and Exchange Commission (the SEC) on or about June 15, 2000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2000, the Partnership had not commenced operations. For management's discussion and analysis of the financial condition and results of operations of Capital Source L.P. (Cap Source) and Capital Source II L.P.-A (Cap Source II) for the six months ended June 30, 2000, please refer to the Form 10-Qs of Cap Source and Cap Source II for the quarter ended June 30, 2000.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2000, the Partnership had not yet commenced operations. For quantitative and qualitative disclosure regarding market risk of the assets to be acquired from Cap Source and Cap Source II as a result of the merger, please refer to the Form 10-Qs of Cap Source and Cap Source II for the quarter ended June 30, 2000.

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

To resolve the lawsuit, the Partnership and the other defendants to the lawsuit, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The Settlement remains subject to approval by the Court. In connection with the Settlement, Capital Source L.P. and Capital Source II L.P.-A submitted a revised transaction to BAC holders for approval on or about June 30, 2000. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, was filed with the Securities and Exchange Commission (the
SEC) on or about June 15, 2000.

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
																									BROTHERS, INC., CAPITAL SOURCE
																									L.P., PAUL L. ABBOTT, and CAPITAL
																									SOURCE II, L.P.,
																									Defendants.

																									(incorporated herein by reference to Form 10-Q dated
																								 March 31, 2000 filed pursuant to Section 13 or 15(d)
																								 of the Securities Exchange Act of 1934 by the
																									Registrant (Commission File No.  333-52117)).

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

Date:  August 11, 2000