Form 10-K405
period 2000-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2001-04-02
CIK 1060383

FORM 10-K
                     	SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000

	                                     or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-32227

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

	    None.

Securities Registered Pursuant to Section 12(g) of the Act:

		    Units of Assigned Limited Partner Interest ("Units")

	    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

	                                 Yes X   No

	    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the Company's Units held by non-affiliates of the Company on March 19, 2001, based on the final sales price per Unit as reported in the Wall Street Journal on March 20, 2001 was $46,794,858.

	                    DOCUMENTS INCORPORATED BY REFERENCE
                                    	None.








                                    - i -
	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item  1. Business	                                                          1
Item  2. Properties	                                                        3
Item  3. Legal Proceedings	                                                 4
Item  4. Submission of Matters to a Vote of Security Holders	               4

	                                   PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               5
Item  6. Selected Financial Data	                                           5
Item  7. Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        12
Item  8. Financial Statements and Supplementary Data	                      13
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                             13

	                                  PART III

Item  10. Directors and Executive Officers of Registrant	                  14
Item  11. Executive Compensation	                                          16
Item  12. Security Ownership of Certain Beneficial Owners and Management	  16
Item  13. Certain Relationships and Related Transactions	                  16

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 17

SIGNATURES	                                                                38









































                                     - ii -
	                                   PART I

	    Item 1.  Business.

     America First Real Estate Investment Partners, L.P. (the "Registrant" or the "Company") was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The Registrant's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and, (iii) provide enhanced liquidity and market value of the Units.

     The Company began operations on December 31, 2000, when it merged with Capital Source L.P. ("Cap Source I") and Capital Source II L.P.-A, ("Cap Source II", and together with Cap Source I, the "Partnerships"), (the "Merger") with the Company being the surviving entity. The Merger was approved by a majority in interest of the holders of the beneficial assignment certificates (the "BACs") representing assigned limited partner interests in
each of the respective Partnerships. 	In connection with the Merger, the
outstanding BACs of Cap Source I were converted into, at the election of the BAC holders made in connection with the solicitation of consents to the Merger, 4,386,143 Units of assigned limited partner interests in the Company (the "Units") and $3,155,000 in aggregate principal amount of Variable Rate Junior Notes Callable on or After the Date of Issuance, due January 15, 2008, Series A (the "Series A Notes"). In connection with the Merger, the BACs of Cap Source II were converted into, at the election of the BAC holders made in connection with the solicitation of consents to the Merger, 2,965,069 Units and $874,000 in aggregate principal amount of Variable Rate Junior Notes Callable on or After the Date of Issuance, due January 15, 2008, Series B (the "Series B Notes" and together with the Series A Notes, the "Notes"). Units issued in connection with the Merger were issued in whole numbers only. For each investor entitled to a fractional unit, the Company made a cash payment to that investor on or around January 16, 2001, equal to $10 multiplied by the fraction. The Notes were issued in incremental denominations of $1,000.
Notes issued in connection with the Merger were issued in whole numbers only. For each investor entitled to a fractional Note, the Company made a cash payment to that investor on or around January 16, 2001, equal to $1,000 multiplied by the fraction.

					For financial accounting purposes, Cap Source I (the "Predecessor") was deemed to be the acquirer of Cap Source II under the purchase method of accounting because its investors were allocated the largest number of Units.
Accordingly, the transaction resulted, for financial accounting purposes, in the effective purchase by Cap Source I of all of the BACs of Cap Source II.
As the surviving entity for financial accounting purposes, the assets and liabilities of Cap Source I were recorded by the Company at their historical cost and the assets and liabilities of Cap Source II were recorded at their estimated fair values.  Together, the combined entities are now known as
America First Real Estate Investment Partners, L.P.

					In connection with the Merger, and in accordance with the Stipulation of
Settlement (the "Settlement") dated April 24, 2000, which was approved by the
Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000.  The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to
Note holders of record as of December 31, 2000.   This distribution to Note
holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly.  The Company will also make a second cash distribution of approximately  $0.62 per Unit, and approximately $62.13 per Note, on or about April 30, 2001, to holders of record on or about March 31, 2001.  In accordance with the Settlement, the
Company will also attempt to purchase $3,500,000 in Units on the open market at various times during 2001.  In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year.

					As of December 31, 2000, the Company had 7,351,212 Units issued and outstanding.  The Units are listed on the NASDAQ National Market under the symbol "AFREZ" and began trading on January 22, 2001.

					The exchange values, which were intended to fairly represent the value of the assets of the Partnerships, used to determine the allocation of Units and
Notes among the Partnerships were based on (a) the principal amount of GNMA certificates collateralized by first mortgage loans on Apartment Complexes and the FHA Loans as shown in the Partnerships' audited financial statements for the period ended December 31, 1998, (b) the value of the Partnerships' limited partner interests in the Operating Partnerships, and (c) the market value of the Partnerships' remaining net assets as shown in the Partnerships' audited financial statements for the period ended December 31, 1998.  The fair market value of the real estate held by the Operating Partnerships, as determined by real estate appraisals dated December 31, 1998, was the value assigned to the real estate for the purpose of determining the exchange values.

					America First Capital Source I L.L.C., the Company's general partner (the
"General Partner"), was a general partner of Cap Source I and is the successor by merger to Insured Mortgage Equities, Inc., the other Cap Source I general partner, and America First Capital Source II L.L.C., one of the Cap Source II
general partners.  The assets and liabilities of the other Cap Source II general partner were acquired by the General Partner.  The General Partner is controlled by the same entity, America First Companies L.L.C. ("America
First"), that controlled the general partners of the Partnerships.

					Neither America First nor the general partners of the Partnerships were issued any Units or Notes in connection with the Merger.  The General Partner owns a 1% general partner interest in the Company.

					As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes
(the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in
Ohio, Virginia and Illinois.  The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership.  Either CS Properties
I, Inc. or CS Properties II, Inc., both which are owned by the General
Partner, serve as the Special Limited Partner for each of the Operating
Partnerships.  In the case of one Operating Partnership, CS Properties I, Inc.
and CS Properties II, Inc. each serve as a Special Limited Partner.  The
Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets.  CS Properties
I, Inc. also serves as the general partner of three Operating Partnerships and, along with CS Properties II Inc., as a co-general partner of one
Operating Partnership.  A description of the Apartment complexes owned by the
Company appears in Item 7 hereof.

     In addition, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal
Housing Administration ("FHA") ("the FHA Loans") and (c) certain GNMA securities backed by pools of single-family mortgages.

					Unlike the Partnerships, the Company has the ability to acquire additional multifamily residential properties.  In addition, the Company has the ability to more actively manage the makeup of its real estate portfolio as compared to the Partnerships.  The Company's investment strategy will be funded initially from available cash and short-term investments and from (1)
borrowing against or sale of the existing properties, (2) borrowing against or sale of the GNMA Certificates and the FHA Loans, and (3) borrowing against the additional properties acquired by the Company following the transaction.
The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

     While principal of and interest on the GNMA Certificates and the FHA
Loans are ultimately guaranteed by the United States government, the amount of cash distributions received by the Company from the Operating Partnerships is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rate and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the Company's properties are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Company's properties also compete by emphasizing property location, condition and property amenities.

     The Company believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Company is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Company for the remediation thereof.

	    The Company has no employees. Certain services are provided to the Registrant by employees of America First which is an affiliate of the general partner of the Registrant, and the Registrant reimburses America First for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First.

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  However, by virtue of its interest in the Equity
Investments in the Operating Partnerships, the Registrant indirectly owns up to a 99% interest in nine multifamily apartment projects and 99.99% interest in one multifamily apartment project.  The multifamily apartment projects are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Bluff Ridge Apartments         Jacksonville, NC            108             873      $   	2,657,174
Crane's Landing																Winter Park, FL													252													751											7,952,256
Delta Crossing                 Charlotte, NC               178            	880           4,480,170
Fox Hollow Apartments          High Point, NC              184             877           4,276,843
Highland Park Apartments       Columbus, OH                252             891           4,992,494
Misty Springs Apartments       Daytona Beach, FL           128             786           2,952,711
Monticello Apartments          Southfield, MI              106         	 1,027           3,684,004
The Ponds at Georgetown        Ann Arbor, MI               134           1,002           5,087,184
Waterman's Crossing            Newport News, VA            260             944           7,132,642
Water's Edge Apartments        Lake Villa, IL              108             814           3,864,051
                                                       --------                     ---------------
                                                         1,710                      $   47,079,529
                                                       ========                     ===============

     Depreciation is taken by the Operating Partnerships on each property on a straight-line basis over the estimated useful lives of the various components of the properties ranging from five to 40 years.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                2000									1999         1998         1997         1996
                                           ----------   ----------   ----------   ----------   ----------
BLUFF RIDGE APARTMENTS
Average Occupancy Rate                          		98%							 	99%					 				99%	       	 96%          94%
Average Effective Annual Rental Per Unit      	$6,850						$6,734					 	$6,644							$6,258       $5,792

CRANE'S LANDING
Average Occupancy Rate                            95%								 96%          96%          96%          94%
Average Effective Annual Rental Per Unit      	$8,332						$8,090       $7,577       $7,366       $6,954

DELTA CROSSING
Average Occupancy Rate                            94%								 94%          94%          93%          92%
Average Effective Annual Rental Per Unit      	$7,562						$7,634       $7,457       $7,260       $7,097

FOX HOLLOW APARTMENTS
Average Occupancy Rate                          		98%									96%						 			95%									 96%          95%
Average Effective Annual Rental Per Unit      	$6,980						$6,781					 	$6,480							$6,482       $6,360

HIGHLAND PARK APARTMENTS
Average Occupancy Rate                          		95%									94%								 	95%									 93%          95%
Average Effective Annual Rental Per Unit      	$6,597						$6,852					 	$6,392							$6,333       $6,171

MISTY SPRINGS APARTMENTS
Average Occupancy Rate                         			99%		  					99%							 	 99%									 98%          94%
Average Effective Annual Rental Per Unit      	$7,071				  $6,752						 $6,509							$6,101      	$5,574

MONTICELLO APARTMENTS
Average Occupancy Rate                            93%		 					90%           98%          97%          96%
Average Effective Annual Rental Per Unit      	$9,661			 		$9,120       $9,627       $8,873       $8,804

THE PONDS AT GEORGETOWN
Average Occupancy Rate                          		99%			 					99%										99%				 				 97%     	    95%
Average Effective Annual Rental Per Unit    		$11,220					$10,732						$10,362					  $9,883      	$9,515

WATERMAN'S CROSSING
Average Occupancy Rate                        	 		99%									99%									 99%					 				98%     	    96%
Average Effective Annual Rental Per Unit      	$8,167					 $7,822							$7,535						 $7,207     		$6,841

WATER'S EDGE APARTMENTS
Average Occupancy Rate                           	92%									95%										96%							 	 96%      	   91%
Average Effective Annual Rental Per Unit      	$9,282					 $9,587							$9,274				 		$8,723       $8,169

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

	    Item 3.  Legal Proceedings.

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to
Note holders of record as of December 31, 2000.   This distribution to Note
holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company will also make a second cash distribution of approximately $0.62 per Unit, and approximately $62.13 per Note, on or about April 30, 2001, to holders of record on or about March 31, 2001. In accordance with the Settlement, the Company will also attempt to purchase $3,500,000 in Units on the open market at various times during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year.

There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ending December 31, 2000, to a vote of the Company's security holders.

	                                   PART II

	     Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

		          (a)	Market Information.  The Units began trading on the NASDAQ
					stock market on January 22, 2001 under the trading symbol "AFREZ".  As
					such, no market information existed with respect to the time period
					covered by this report.

		          (b)	Investors.  The approximate number of Unit holders on March
     20, 2001, was 9,300.

		          (c)	Distributions.  No distributions were made by the Company
					during 2000 or 1999 as the Company did not commence operations until
					December 31, 2000.  Total cash distributions paid or accrued to BAC
				 Holders of Cap Source I during each of the fiscal years ended December
				 31, 2000 and December 31, 1999 equaled $3,407,964 or $1.01 per BAC.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions in 2001 and thereafter.

     Item 6. Selected Financial Data. For financial accounting purposes, Cap Source I is considered the sole predecessor to the Company and, accordingly the historical operating results presented in this report as those of the "Predecessor" are those of Cap Source I. Under generally accepted accounting principles, the Merger was accounted for as a purchase by Cap Source I of 100% of the beneficial assignment certificates (known as "BACs") of Cap Source II. As a result of this treatment, the Company, as the successor to Cap Source I, recorded all of the assets and liabilities of Cap Source I at their historical cost, adjusted for the purchase of the net assets of Cap Source II which have been recorded at their fair value as of the date of the Merger. Set forth below is selected financial data for the Company and its Predecessor. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.


																																																						   	 Company  			Predecessor					Predecessor					Predecessor					Predecessor
                                                      -------------  -------------  	------------- 	 ------------- 	 -------------
                                       	          				As of or for 		 As of or for   	As of or for   	As of or for   	As of or for
		                                      												the Year Ended  the Year Ended 	the Year Ended  the Year Ended  the Year Ended
		                                    									   			Dec. 31, 2000   Dec. 31, 1999  	Dec. 31, 1998  	Dec. 31, 1997 	 Dec. 31, 1996
                                                      -------------  -------------  	------------- 	 ------------- 	 -------------
Mortgage-backed securities income	   						           $		3,182,513			$  3,215,472   	$  3,262,922   	$  3,302,727 		 $  3,340,747
Interest income on cash and cash equivalents
 and U.S. government securities																												497,847								431,111       	 530,396     	   554,604      		 523,636
Equity in earnings (losses) of Operating Partnerships		    170,146							(325,245)		   	 (186,942)    	  (178,550)     	 (257,512)
Other income                                                		-													2,000      	    6,300    	      5,334       	   9,749
Operating and administrative expenses                 	 (1,512,282)						(629,037)   	 (1,710,173)   	   (632,894)     	 (429,313)
						                                                -------------  -------------  	-------------  	-------------  	-------------
Net income	                                    					  			2,338,224			$  2,694,301   	$  1,902,503  		$  3,051,221  	 $ 	3,187,307
                                                      =============  =============  	=============  	=============  	=============
Net income, basic and diluted, per Unit (1)           $								.69  	$        .79   	$        .56   	$   		   .90   	$        .94
                                                      =============  =============  	=============  	=============  	=============
Cash distributions paid or accrued per BAC            $					1.0100			$     1.0100   	$     1.0100   	$     1.0100   	$     1.0100
                                                      =============  ============= 	 =============  	=============  	=============
Investment in FHA Loans                	              $	18,674,289			$ 12,340,447  	 $ 12,429,485   	$ 12,511,046   	$ 12,585,755
                                                      =============  =============  	=============  	=============  	=============
Investment in GNMA Certificates     	   			           $	43,097,291			$ 23,105,420   	$ 23,454,411   	$ 23,588,139   	$ 23,937,795
                                                      =============  =============  	=============  	============= 	 =============
Investment in Operating Partnerships																		$  3,809,948   $       -       $    			-	  				$							-   				$							-
                                                      =============  =============  	=============  	============= 	 =============
Total assets                 		        															$	75,614,012			$ 44,867,473   	$ 45,707,177   	$ 46,965,808   	$ 47,248,776
                                                      =============  =============  	=============  	=============  	=============
Notes payable																																									$  4,029,000			$							-							$							-							$							-							$							-
                                                      =============  =============  	=============  	=============  	=============

(1) Per BAC for all years prior to the Merger.
                                    - 6 -

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities.

The Company began operations on December 31, 2000, when it merged with
Capital Source L.P. ("Cap Source I") and Capital Source II L.P.-A, ("Cap Source II", and together with Cap Source I, the "Partnerships"), (the "Merger") with the Company being the surviving entity. The Merger was approved by a majority in interest of the holders of the beneficial assignment certificates (the "BACs") representing assigned limited partner interests in
each of the respective Partnerships. 	In connection with the Merger, the
outstanding BACs of Cap Source I were converted into, at the election of the BAC holders made in connection with the solicitation of consents to the Merger, 4,386,143 Units of assigned limited partner interests in the Company (the "Units") and $3,155,000 in aggregate principal amount of Variable Rate Junior Notes Callable on or After the Date of Issuance, due January 15, 2008, Series A (the "Series A Notes"). In connection with the Merger, the BACs of Cap Source II were converted into, at the election of the BAC holders made in connection with the solicitation of consents to the Merger, 2,965,069 Units and $874,000 in aggregate principal amount of Variable Rate Junior Notes Callable on or After the Date of Issuance, due January 15, 2008, Series B (the "Series B Notes" and together with the Series A Notes, the "Notes"). Units issued in connection with the Merger were issued in whole numbers only. For each investor entitled to a fractional unit, the Company made a cash payment to that investor on or around January 16, 2001, equal to $10 multiplied by the fraction. The Notes were issued in incremental denominations of $1,000.
Notes issued in connection with the Merger were issued in whole numbers only. For each investor entitled to a fractional Note, the Company made a cash payment to that investor on or around January 16, 2001, equal to $1,000 multiplied by the fraction.

For financial accounting purposes, Cap Source I (the "Predecessor") was deemed to be the acquirer of Cap Source II under the purchase method of accounting because its investors were allocated the largest number of Units. Accordingly, the transaction resulted, for financial accounting purposes, in the effective purchase by Cap Source I of all of the BACs of Cap Source II. As the surviving entity for financial accounting purposes, the assets and liabilities of Cap Source I were recorded by the Company at their historical cost and the assets and liabilities of Cap Source II were recorded at their estimated fair values. Together, the combined entities are now known as America First Real Estate Investment Partners, L.P.


Liquidity and Capital Resources

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to
Note holders of record as of December 31, 2000.   This distribution to Note
holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company will also make a second cash distribution of approximately $0.62 per Unit, and approximately $62.13 per Note, on or about April 30, 2001, to holders of record on or about March 31, 2001. In accordance with the Settlement, the Company will also attempt to purchase $3,500,000 in Units on the open market at various times during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of one Operating Partnership, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of three Operating Partnerships and, along with CS Properties II Inc., as a co-general partner of one Operating Partnership.

In addition, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Housing Administration ("FHA") ("the FHA Loans") and (c) certain GNMA securities backed by pools of single-family mortgages.

Unlike the Partnerships, the Company has the ability to acquire additional multifamily residential properties as well as debt and equity securities of entities engaged in similar activities. In addition, the Company has the ability to more actively manage the makeup of its real estate portfolio as compared to the Partnerships. The Company's investment strategy will be funded initially from available cash and short-term investments and from (1) borrowing against or sale of the existing properties, (2) borrowing against or sale of the GNMA Certificates and the FHA Loans, and (3) borrowing against the additional properties acquired by the Company following the transaction. The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

The Merger and the implementation of the change in investment strategy will materially affect the Company's future operations as compared to those of the Predecessor. Accordingly, the currently reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

The Company believes it has adequate financial resources, including the ability to borrow funds, to meet its obligations as they become due, including funding committed distributions and Unit purchases pursuant to the Settlement, as well as to actively pursue its investment strategy.

Asset Quality

The FHA Loans and GNMA Certificates owned by the Company are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Operating Partnerships, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate owned by the Operating Partnerships and the amount of cash distributions received from the Operating Partnerships is a function of the net rental revenue generated by the properties owned the by Operating Partnerships.

The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the fair value of such properties; however, the ultimate realized values may vary from these estimates. The fair value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

The following table shows the occupancy levels of the properties financed by the Company at December 31, 2000:

                                                                                                     Number    	   Percentage
                                                                                  Number          of  Units         of  Units
Property Name                     	         Location                           of  Units           Occupied          Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                103            			95%
Crane's Landing                             Winter Park, FL                       			252               	234               93%
Delta Crossing                              Charlotte, NC                         			178                168               94%
Fox Hollow Apartments 	                     High Point, NC	                          184	               175               95%
Highland Park Apartments            	       Columbus, OH              	              252           	    245               97%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    128              100%
Monticello Apartments                       Southfield, MI                        			106                102               96%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   132               99%
Waterman's Crossing                         Newport News, VA        	                260            	   251               97%
Water's Edge Apartments                     Lake Villa, IL                           108            	   100               93%
                                                                            -------------       ------------       ------------
	                                                                                  1,710	             1,638          					96%
                                                                            =============       ============       ============

The following sets forth certain information regarding the properties financed by the Company:

Bluff Ridge Apartments

Bluff Ridge Apartments is a 108-unit complex located in Jacksonville, North Carolina. Average occupancy was 98% in 2000 compared to 99% in 1999. Operations at Bluff Ridge are heavily dependent on demand from the local military personnel. The Jacksonville rental market has remained relatively stable throughout 2000. Operating revenue increased 1.8% while real estate operating costs increased 7.5% primarily due to a increases in insurance, taxes and utilities expenses. As a result, net operating income, excluding interest, depreciation and amortization, decreased approximately 3% from 1999 to 2000. The property was current on its debt service payments during 2000.

Crane's Landing

Crane's Landing, located in Winter Park, Florida, is a 252-unit complex with one-, two- and three-bedroom apartments on fourteen acres of land. Average occupancy was 95% in 2000 compared to 96% during 1999. Operating revenue increased 3% from 1999 to 2000, due to increases in rental rates while real estate operating expenses increased 10% for the same period. The increase in real estate operating expenses is primarily attributable to increases in repairs and maintenance expenses, administrative expenses and labor costs. As a result, net operating income before depreciation, interest and amortization decreased approximately 2% from 1999 to 2000. The property remained current on its mortgage obligations during 2000.

Delta Crossing

Delta Crossing is a 178-unit apartment complex located in Charlotte, North Carolina. Average occupancy was 94% in 2000 and 1999. Operating revenue generated in 2000 was comparable to that of 1999. However, real estate operating expenses increased approximately 6.3% from 1999 to 2000 due to increases in repairs and maintenance expenses, insurance and utilities costs. As a result, net operating income before depreciation, interest and amortization decreased approximately 6% from 1999 to 2000. The property was current on its mortgage obligations during 2000.

Fox Hollow Apartments

Fox Hollow Apartments is a 184-unit apartment community located in High Point, North Carolina. Average occupancy was 98% in 2000 compared to 96% in 1999. Excluding interest, depreciation and amortization, net operating income
increased approximately	11.6% from 1999 to 2000.  This increase was due to a
4.1% increase in revenue resulting primarily from higher average occupancy and a 4.6% decrease in real estate operating expenses resulting primarily from lower repairs and maintenance expenses and property improvements. The property remained in compliance with the terms of the Loan Modification Agreement (LMA) entered into with the mortgage holder in 1996.

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 95% in 2000 compared to 94% in 1999. Excluding interest, depreciation and amortization, net operating income decreased 9% from 1999 to 2000. This decrease is due to a 3.9% decrease in revenue and an increase of 3.3% in real estate operating expenses resulting primarily from increases in utilities and labor costs which were partially offset by lower repairs and maintenance expenses. The property remained current on its mortgage obligations throughout 2000. A distribution of excess cash flow in the amount of $49,500 was received from this property in 2000.

Misty Springs Apartments

Misty Springs Apartments is a 128-unit apartment community located in Daytona Beach, Florida. Average occupancy was 99% in 2000 and 1999. Net operating income, excluding interest, depreciation and amortization, was approximately 6.6% higher in 2000 compared to 1999. This increase resulted from a 4.4% increase in operating revenue primarily attributable to higher rental rates. The increase in operating revenue was partially offset by a 2.5% increase in real estate operating expenses primarily due to higher repairs and maintenance expenses.

At December 31, 2000, the Operating Partnership was in compliance with the terms of a Reinstatement Agreement entered into in 1993. The property was current on its debt service payments on its mortgage loan during 2000.

Monticello Apartments

Monticello Apartments, located in Southfield, Michigan, contains 106 rental units. Average occupancy was 93% in 2000 compared to 90% in 1999. The increase in average occupancy resulted in a 6.1% increase in rental revenue in 2000 compared to 1999. Partially offsetting the increase in rental revenue was a 6.6% increase in real estate operating expenses due primarily to increases in labor costs, administrative expenses and utilities expenses. As a result net operating income before depreciation, interest and amortization increased approximately 5.4% from 1999 to 2000. The property remained current on its mortgage obligations during 2000.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 99% in 2000 and 1999. As a result of rental rate increases, operating revenue increased approximately 3.5% in 2000 compared to 1999. The increase in operating revenue was partially offset by a 1% increase in real estate operating expenses. As a result, excluding interest, depreciation and amortization, operating income generated by the property in 2000 increased approximately 5.7% compared to 1999. The property remained current on its mortgage obligations throughout 2000. A distribution of excess cash flow in the amount of $15,488 was received from this property in 2000.

Waterman's Crossing

Waterman's Crossing is a 260-unit apartment community located in Newport News, Virginia. Average occupancy was 99% in 2000 and 1999. Excluding interest, depreciation and amortization, operating income increased 3.4% from 1999 to 2000. This increase was due to an increase in operating revenue of 4.6% resulting primarily from rental rate increases which was partially offset by higher real estate operating expenses, primarily labor costs and taxes. The property was current on its mortgage obligations in 2000.

Water's Edge Apartments

Water's Edge Apartments is a 108-unit apartment complex located in Lake Villa, Illinois. Average occupancy was 92% in 2000 compared to 95% in 1999. Operating revenue decreased approximately 2% primarily due to a decrease in the average occupancy. In addition, real estate operating expenses increased approximately 16% due primarily to increases in repairs and maintenance expenses and advertising costs. As a result net operating income, excluding interest, depreciation and amortization, decreased approximately 13.6% in 2000 compared to 1999. The property remained current on its mortgage obligations in 2000. Despite the decrease in net operating income, a distribution of excess cash flow in the amount of $105,158 was received from this property in 2000.

Results of Operations

The tables below compare the results of operations for each year shown.


                                                                               Company     				Predecessor									Predecessor
                                                                        ---------------     ---------------     ---------------
                                                                               For the	            For the		       	   For the
                                                                       	    Year Ended     		   Year Ended		      	 Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       	$			3,182,513						$	 		3,215,472						$    3,262,922
Interest income on cash and cash equivalents 																																		497,847													431,111													530,396
Equity in earnings (losses) of Operating Partnerships                        		170,146												(325,245)											(186,942)
Other income                                                              								-																		2,000															6,300
                                                                         --------------     ---------------     ---------------
				                                                                       		3,850,506											3,323,338											3,612,676
Operating and administrative expenses	                                   			 1,512,282													629,037											1,710,173
                                                                         --------------     ---------------     ---------------
Net income	                                                              $			2,338,224						$				2,694,301						$  		1,902,503
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1999 		        From 1998
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $						(32,959)					$   		 (47,450)
Interest income on cash and cash equivalents                                   	66,736													(99,285)
Equity in losses of Operating	Partnerships                                   		495,391												(138,303)
Other income                                                            								(2,000)													(4,300)
                                                                         --------------     ---------------
				                                                                         		527,168												(289,338)
Operating and administrative expenses	                                     				883,245										(1,081,136)
                                                                         --------------     ---------------
Net income	                                                             $ 				(356,077)					$ 				 791,798
                                                                         ==============     ===============

Mortgage-backed securities income of the Predecessor decreased by $32,959 from 1999 to 2000. Such decrease was attributable to the continued amortization of the principal balances of the Predecessor's mortgage-backed securities.

Mortgage-backed securities income of the Predecessor decreased by $47,450 from 1998 to 1999. Such decrease was attributable to the fourth quarter 1998 payoff of the GNMA Certificate of the Ponds at Georgetown at 9.25% and the issuance of a new GNMA Certificate at 7.25%, as well as the continued amortization of the principal balances of the Predecessor's mortgage-backed securities.

Interest income on cash and cash equivalents of the Predecessor increased $66,736 from 1999 to 2000 due to an increase in the average interest rate earned on cash investments.

Interest income on cash and cash equivalents of the Predecessor decreased $99,285 from 1998 to 1999 due to a decrease in the average cash balance held by the Predecessor. This decrease resulted primarily from the use of cash to make additional equity contributions to the Ponds at Georgetown in September 1998 and to increase the investment in the Ponds at Georgetown GNMA Certificate in October 1998.

During 2000, the Predecessor received distributions totaling $170,146 from The Ponds at Georgetown, Highland Park Apartments and Water's Edge Apartments compared to $59,755 received from Water's Edge Apartments during 1999. No distributions were received from any Operating Partnerships in 1998. The

Predecessor did not make additional contributions to any Operating Partnerships during 2000, while additional contributions totaling $385,000 were made to Waterman's Crossing, Misty Springs Apartments and Fox Hollow Apartments during 1999 and contributions totaling $186,942 were made to The Ponds at Georgetown and Misty Springs Apartments during 1998. The Predecessor recorded equity in earnings of Operating Partnerships for 2000 to the extent of distributions received from the Operating Partnerships, net of additional investments. Likewise, the Predecessor recorded equity in losses of Operating Partnerships for 1999 and 1998 to the extent of additional contributions to Operating Partnerships, net of distributions received. Accordingly, equity in earnings of Operating Partnerships increased $495,391 from 1999 to 2000 and equity in losses of Operating Partnerships increased $138,303 from 1998 to 1999.

Operating and administrative expenses of the Company and the Predecessor include $850,000 of legal fees incurred by the Company in conjunction with the Settlement described in Note 1 and operating and administrative fees of $662,282 incurred by the Predecessor. Accordingly, operating and administrative fees of the Predecessor increased $33,245 from 1999 to 2000. This increase resulted from (i) an increase of approximately $21,000 in salaries and related expenses (ii) an increase in legal fees of approximately $20,000 partially offset by (iii) a net decrease of approximately $8,000 in other operating and administrative expenses.

Operating and administrative expenses of the Predecessor decreased $1,081,136 from 1998 to 1999. This decrease was due to: (i) the 1998 write-off of approximately $767,000 in transaction costs incurred in conjunction with a proposed merger which was no longer under consideration; (ii) decreases of $218,000 in salaries and related expenses and $57,000 in consulting expenses due to a reduction of personnel time and consulting fees incurred in connection with developing and evaluating alternatives for restructuring the Predecessor; (iii) a decrease of approximately $52,000 in amortization expenses as certain deferred costs became fully amortized in 1998; and (iv) a decrease of $77,000 in other general and administrative expenses. These expense decreases were partially offset by an increase of approximately $90,000 in legal fees relating to defending the lawsuit associated with the Settlement referred to in Note 1.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BAC Holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment securities which are comprised of investments in debt securities with fixed interest rates. The Company has not entered into derivative instrument transactions for speculative or hedging purposes.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Company's investment portfolio:

                    Principal            Weighted Average
   Maturity           Amount               Interest Rate
 ------------    -----------------       -----------------
	      2000               473,159            				 	8.75%
       2001               517,517            						8.75%
       2002               566,113            				 	8.74%
       2003               619,209	           				 	8.74%
							2004										     677,408                  8.73%
 Thereafter            58,903,232                	 8.84%


The aggregate fair value of the Company's investment securities at December 31, 2000 was $61,771,582.

As the above table incorporates only those positions or exposures that existed as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2000 and 1999.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no directors or officers.  Management of the Registrant consists of the general partner of the Registrant, America First Capital Source I, L.L.C.,
which is controlled by America First.

	    The following individuals are the officers and managers of the general partner and the officers and managers of America First, and each serves for a term of one year.

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, 										                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the general partner

Lisa Yanney Roskens							President of America First																														2000

																										Manager of America First																																1999

Michael Thesing	          Vice President, Secretary,                              1984
                          Treasurer and Manager of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the general partner

William S. Carter, M.D.   Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997


     Michael B. Yanney, 67, has served as the Chairman and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of America First, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation and Rio Grande Medical Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Yanney Roskens.

     Lisa Yanney Roskens, 34, is President of America First Companies L.L.C. From 1999 to 2000, Ms. Roskens was Managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

	    Michael Thesing, 46, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  In addition,
Mr. Thesing is President of America First Investment Advisors L.L.C. and is a
member of the Board of Managers of America First Companies L.L.C. and America
First Investment Advisors, L.L.C..  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 74, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 67, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company, Woodmen Financial Resources, Inc., WFR Mutual
Insurance Holding Company and IBP, Inc.

	    Alan Baer, 78, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 64, is a retired physician. Dr. Yanney practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska prior to its merger with First Bank, N.A.. Dr.
Yanney is the wife of Michael B. Yanney and mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 40, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Schwab Funds,
LookSmart, Inc. Redwood Trust, Inc., SRI International, Stanford Management
Company and Stanford Hospital and Clinics.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the parent company of the Registrant's general partner and persons who beneficially own more than 10% of the Registrant's Units to file reports of their ownership of Units with the Securities and Exchange Commission (the "SEC"). Such executive officers, managers and Unit holders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of Units.

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. Certain services are provided to the Registrant by managers and officers of America First. None of the managers or officers of the general partner or the managers or officers of America First receive compensation from the Registrant and the general partner does not receive reimbursement from the Registrant for any portion of their salaries. No remuneration was paid by the Registrant to the general partner pursuant to the terms of its agreement of limited partnership during the year ended December 31, 2000, as the Registrant did not begin operations until December 31, 2000. Remuneration will be paid to the general partner beginning in 2001 as described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the Units.

	    (b)	No managers or officers of the general partner or managers or officers of America First own any Units.

     (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change of control of the Registrant.

	    Item 13.  Certain Relationships and Related Transactions.  The members of the general partner are America First and Mr. Yanney.  During the period covered by this report, the Registrant did not engage in any transaction with its general partner, America First or with any person who is:  (i) a member, manager, or executive officer of the general partner or America First; (ii) a nominee for election as manager of the general partner or America First;
(iii) an owner of more than 5% of the Units; or (iv) a member of the immediate family of any of the foregoing persons.

	                                  PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		   							Independent Auditors' Report.

									   Balance Sheet of the Company as of December 31, 2000,
            and the Predecessor as of December 31, 1999.

							     Statements of Income and Comprehensive Income of the
												Company for the year ended December 31, 2000, and the
            Statements of Income and Comprehensive Income for the
            Predecessor for the years ended December 31, 1999 and
            1998.

							     Statement of Partners' Capital (Deficit) of the Company
												for the years ended December 31, 2000, December 31, 1999,
            and December 31, 1998.

							     Statement of Cash Flows of the Company for the year ended
												December 31, 2000 and the Statements of Cash Flows of the
											 Predecessor for the years ended	December 31, 1999 and 1998.

							     Notes to Financial Statements of the Company.

							     2.	Financial Statement Schedules.  The information required to be
						set forth in the financial statement schedules is included in the
						Financial	Statements filed in response to Item 8 hereof.

							     3.	Exhibits.  The following exhibits are filed as required by Item
						14(c) of this report.  Exhibit numbers refer to the paragraph numbers
						under Item 601 of Regulation S-K:

                    2(a)	Agreement and Plan of Merger among the
																									Company and Cap Source I and Cap Source II
																									(incorporated by reference to Appendix A to the
																									Prospectus included in Registration Statement on
																								 Form S-4 (No. 333-52117) filed by the Registrant
																								 on November 8, 1999).

																				4(a) Certificate of Limited Partnership of the Company
																									(incorporated by reference to Exhibit 3.01 to
																									Registration Statement on Form S-4 (No. 333-52117)
																									filed by Registrant on July 21, 1999).

                    4(b)	Amended and Restated Agreement of Limited
																									Partnership of the Company (incorporated by
                         reference to Exhibit 3.02 to the Registration
																								 Statement on Form S-4 (No. 333-52117) filed by the
																									Registrant on July 21, 1999).

																				4(c) Form of Indenture between the Company and U.S. Bank
																									Trust National Association, as trustee, (incorporated
																									by reference to Exhibit 4.02 to the Registration
																									Statement on Form S-4 (No. 333-52117) filed by the
																									Registrant on May 7, 1998).

																				4(d) Form of Unit Certificate of the Company
																									(incorporated by reference to Exhibit 4.03 to the
																									Registration Statement on Form S-4 (No. 333-52117)
																									filed by the Registrant on September 28, 1999).

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
																									Registrant (Commission File No.  333-52117)).

          24.	Power of Attorney

          99. Report of Audit Committee

(b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Real Estate Investment Partners, L.P.:

We have audited the accompanying balance sheet of America First Real Estate Investment Partners, L.P. as of December 31, 2000 and 1999 and the related statements of income and comprehensive income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Real Estate Investment Partners, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

America First Real Estate Investment Partners, L.P. is the successor by merger to Capital Source, L.P., which, immediately prior to its merger with the Company, acquired all of the assets and liabilities of Capital Source II, L.P.-A. Together the combined entities are now known as America First Real Estate Investment Partners, L.P.

Omaha, Nebraska
March 27, 2001																																		/s/KPMG LLP

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
BALANCE SHEETS

																																																																																																Company												Predecessor
                                                                   																				     ---------------     ---------------
                                                                  																				       Dec. 31, 2000       Dec. 31, 1999
                                                                   																				     ---------------     ---------------
Assets
 Cash and cash equivalents                                                                  	$ 	 8,543,561 					$				8,658,997
 Investment in FHA Loans (Note 4)                                                             		18,674,291										12,340,447
 Investment in GNMA Certificates (Note 4)                                                     		43,097,291										23,105,420
 Investment in Operating Partnerships (Note 5)                                                 	 3,809,948														  -
 Interest receivable                                                                            		 498,562													304,743
 Other assets                                                                                  	  	101,081													457,866
 Goodwill																																																																																										889,278																-
                                                                                            ---------------     ---------------
                                                                                           	 $ 	75,614,012						$			44,867,473
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  	5,127,145    		$      420,860
		Distribution payable (Note 3)		                                                              	11,261,891	            860,597
  Notes payable	(Note 6)																																																																									4,029,000																-
                                                                                            ---------------     ---------------
                                                                                           	 			20,418,036											1,281,457
                                                                                            ---------------     ---------------
Partners' Capital (Deficit)
 General Partner                                                                                  (491,211)           (179,799)
 Unit Holders ($7.57 per Unit in 2000 and $12.97 per BAC in 1999)                               55,687,187          43,765,815
                                                                                            ---------------     ---------------
                                                                                                55,195,976          43,586,016
                                                                                            ---------------     ---------------
                                                                                      				  $  	75,614,012 		 		$			44,867,473
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

																																																																											    Company									Predecessor									Predecessor
                                                                        ---------------     ---------------     ---------------
                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 2000       Dec. 31, 1999	      Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 4)                      						 $					3,182,513					$				3,215,472						$				3,262,922
	Interest income on cash and cash equivalents  																																	497,847												431,111													530,396
 Equity in earnings (losses) of Operating Partnerships (Note 5)             				170,146											(325,245)											(186,942)
 Other income                                                                   			-																	2,000															6,300
     	                                                                  ---------------     ---------------     ---------------
                                                                            		3,850,506										3,323,338											3,612,676
Expenses
	Operating and administrative expenses (Note 7)                             		1,512,282												629,037											1,710,173
                                                                        ---------------     ---------------     ---------------
Net income	                                                             	    	2,338,224										2,694,301											1,902,503
Other comprehensive income:
 Unrealized gains on securities
	  Unrealized holding gains (losses) arising during the year																						4,076												(22,392)								 				(4,699)
   Unrealized holding gains due to change in classification
    from held-to-maturity to available-for-sale                                  18,965               -                   -
                                                                        ---------------     --------------      ---------------
                                                                                 23,041            (23,392)             (4,699)
                                                                        ---------------     --------------      ---------------

Net comprehensive income																																																$					2,361,265					$				2,671,909						$	 		1,897,804
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner                                                        $								23,382					$							26,943						$      	19,025
	Unit Holders (1)                                                           		2,314,842										2,667,358											1,883,478
                                                                        ---------------     ---------------     ---------------
			                                                                     $					2,338,224					$				2,694,301						$   	1,902,503
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per Unit                                 $											.69					$										.79						$          .56
                                                                        ===============     ===============     ===============
Weighted average number of Units outstanding	(1)                            		3,385,118										3,374,222           3,374,222
                                                                        ===============     ===============     ===============

(1) To BAC holders, per BAC, or number of BACs for years prior to the Merger.

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1997 TO DECEMBER 31, 2000



																																																				                     Unit or BAC Holders
                                                                        ---------------------
                                                           General      # of
                                                           Partner      Units            Amount	             		Total
                                                    ---------------    ----------     -----------      --------------
Partners' Capital (Deficit) (excluding
 accumulated other comprehensive income)
  Balance at December 31, 1997						               	$     (157,083)         -     $   46,014,546      $   45,857,463
  Net income                                                19,025          -          1,883,478           1,902,503
  Cash distributions paid or accrued (Note 3)              (34,425)         -         (3,407,963)         (3,442,388)
                                                    ---------------    ----------     -----------      --------------
  Balance at December 31, 1998                     	      (172,483)         -         44,490,061          44,317,578
  Net income                                                26,943          -          2,667,358											2,694,301
  Cash distributions paid or accrued (Note 3)              (34,424)         -         (3,407,964) 								(3,442,388)
                                                    ---------------    ----------    ------------      --------------
 	Balance at December 31, 1999                     	      (179,964)         -         43,749,455          43,569,491
 	Net income                                                23,382          -          2,314,842											2,338,224
  Cash distributions paid or accrued (Note 3)              (34,424)         -         (3,407,964) 								(3,442,388)

  Effects of Merger:
   Issuance of Units of the Company in exchange for
    BACs of the Predecessor                                   -        4,386,143            -                   -
   Issuance of notes payable of the Company or
    cash payments payable to BAC Holders in
    exchange for BACs of the Predecessor                      -             -         (3,232,586)         (3,232,586)
   Issuance of Units of the Company in exchange for
    BACs of Cap Source II                                 (300,601)    2,965,069      29,821,693          29,521,092
   Cash distributions accrued pursuant to the
    Settlement (Note 1)                                       -             -        (10,097,423)        (10,097,423)
   Liability for purchase of Units pursuant to the
    Settlement (Note 1)                                       -             -         (3,500,000)         (3,500,000)
                                                    ---------------   -----------    -------------     --------------
Balance at December 31, 2000                              (491,607)    7,351,212      55,648,017          55,156,410
                                                    ---------------   -----------    -------------     --------------
Accumulated Other Comprehensive Income
Balance at December 31, 1997                                 		436          -           	 43,180              43,616
Other comprehensive income																																					(47)						   -      							(4,652)													(4,699)
                                                    ---------------    ----------    -------------     --------------
Balance at December 31, 1998																																			389			   				-      							38,528														38,917
Other comprehensive income																																				(224)					   	-      						(22,168)												(22,392)
                                                    ---------------    -----------   -------------     --------------
Balance at December 31, 1999																																			165					   		-      							16,360														16,525
Other comprehensive income																																				 231				   			-      					 	22,810													 23,041
                                                    ---------------    ----------    -------------     --------------
Balance at December 31, 2000                                   396          -             39,170              39,566
                                                    ---------------    ----------    -------------     --------------
Balance at December 31, 2000                     			$				 (491,211)	   7,351,212   	$	55,687,187  				$			55,195,976
                                                    ===============    ==========    =============     ==============


The accompanying notes are an integral part of the financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS

                                                                               Company         Predecessor         Predecessor
                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999	      Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $				2,338,224						$				2,694,301						$  		1,902,503
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in (earnings) losses of Operating Partnerships	                    	(170,146)												325,245													186,942
   Amortization of discount on mortgage-backed securities				                  	(1,738)													(2,216)													(2,287)
   (Increase) decrease in interest receivable                                  	(1,610)														1,916														14,826
   (Increase) decrease in other assets 		                                    		(55,916)												207,037													(77,354)
   (Decrease) increase in accounts payable                                   	 789,943													(69,225)												285,943
                                                                        ---------------     ---------------     ---------------
   Net cash provided by operating activities                             				2,898,757											3,157,058											2,310,573
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                              			395,003													417,853											2,635,396
 Net cash from Merger																																																										299,349																-																			-
 Distributions received from Operating Partnerships																												170,146														59,755																-
	Acquisition of GNMA Certificate										                                	 						-																			-													(2,422,519)
	Investments in Operating Partnerships   													                      	 				-															(385,000)											(186,942)
 Deferred transaction costs paid																																														(436,303)											(452,975)															-
                                                                         ---------------     ---------------     ---------------
  Net cash provided by (used in) investing activities                   							428,195												(360,367)													25,935
                                                                        ---------------     ---------------     ---------------
Cash flow from financing activity
	Distributions paid																																																										(3,442,388)								(3,442,388)									(3,442,378)
                                                                        ---------------     ---------------     ---------------
Net decrease in cash and cash equivalents          	 											           				(115,436)										(645,697)									(1,105,870)
Cash and cash equivalents at beginning of year  				                      				8,658,997										9,304,694										10,410,564
                                                                        ---------------     ---------------     ---------------
Cash and cash equivalents at end of year  			                           $					8,543,561					$				8,658,997						$  	 9,304,694
                                                                        ===============     ===============     ===============
Supplemental schedule of non-cash investing activity:

The following represents the fair value of the assets and liabilities acquired by the
Company in conjunction with the Merger and issuance of Units (See Note 1)

Investment in FHA loans																																																	$					6,431,046					$									-									$									-
Investment in GNMA Certificates																																														20,264,893															-																			-
Investment in Operating Partnerships																																										3,809,948															-																			-
Interest receivable																																																													192,209															-																			-
Other assets																																																																					40,274															-																			-
Accounts payable																																																																298,856															-																			-
Distributions payable																																																											303,871															-																			-

Goodwill of $889,278 was recorded by the Company as a result of the Merger.

Supplemental schedule of non-cash financing activities relating to the Merger and the Settlement (See Note 1)

Accounts payable to BAC holders in exchange for
 BACs of the Predecessor                                                $        77,586     $         -         $         -
Accounts payable to BAC holders in exchange for
 BACs of Cap Source II                                                           39,900               -                   -
Accounts payable for the liability to purchase Units
 pursuant to the Settlement                                                   3,500,000               -                   -
Distributions payable pursuant to the Settlement                             10,097,423               -                   -
Issuance of notes payable of the Company in exchange for
 BACs of the Predecessor                                                      3,155,000               -                   -
Issuance of notes payable of the Company in exchange for
 BACs of Cap Source II                                                          874,000               -                   -
Issuance of 7,351,212 Units of the Company in exchange for
 BACs of the Predecessor and Cap Source II                                   29,521,092               -                   -

The accompanying notes are an integral part of the financial statements.

                                    - 23 -

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.	Organization

America First Real Estate Investment Partners, L.P. (the "Company") was formed on June 18,1999, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The general partner of the Company is America First Capital Source I L.L.C. The Company commenced operations concurrent with the December 31, 2000 merger described below.

On December 31, 2000, the Company merged with Capital Source L.P. ("Cap Source
I") and Capital Source II L.P.-A, ("Cap Source II", and together with Cap
Source I, the "Partnerships"), (the "Merger") with the Company being the surviving entity. The Merger was approved by a majority in interest of the holders of the beneficial assignment certificates (the "BACs") representing
assigned limited partner interests in each of the respective Partnerships. 	In
connection with the Merger, the outstanding BACs of Cap Source I were converted into, at the election of the BAC holders made in connection with the solicitation of consents to the Merger, 4,386,143 Units of assigned limited partner interests in the Company (the "Units") and $3,155,000 in aggregate principal amount of Variable Rate Junior Notes Callable on or After the Date of Issuance, due January 15, 2008, Series A (the "Series A Notes"). In connection with the Merger, the BACs of Cap Source II were converted into, at the election of the BAC holders made in connection with the solicitation of consents to the Merger, 2,965,069 Units and $874,000 in aggregate principal amount of Variable Rate Junior Notes Callable on or After the Date of
Issuance, due January 15, 2008, Series B (the "Series B Notes" and together with the Series A Notes, the "Notes"). Units issued in connection with the Merger were issued in whole numbers only. For each investor entitled to a fractional unit, the Company made a cash payment to that investor on or around January 16, 2001, equal to $10 multiplied by the fraction. The Notes were issued in incremental denominations of $1,000. Notes issued in connection with the Merger were issued in whole numbers only. For each investor entitled to a fractional Note, the Company made a cash payment to that investor on or around January 16, 2001, equal to $1,000 multiplied by the fraction.

For financial accounting purposes, Cap Source I (the "Predecessor") was deemed to be the acquirer of Cap Source II under the purchase method of accounting because its investors were allocated the largest number of Units.
Accordingly, the transaction resulted, for financial accounting purposes, in the effective purchase by Cap Source I of all of the BACs of Cap Source II.
As the surviving entity for financial accounting purposes, the assets and liabilities of Cap Source I were recorded by the Company at their historical cost and the assets and liabilities of Cap Source II were recorded at their estimated fair values. Together, the combined entities are now known as America First Real Estate Investment Partners, L.P.

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to
Note holders of record as of December 31, 2000.   This distribution to Note
holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company will also make a second cash distribution of approximately $0.62 per Unit, and approximately $62.13 per Note, on or about April 30, 2001, to holders of record on or about March 31, 2001. In accordance with the Settlement, the Company will also attempt to purchase $3,500,000 in Units on the open market at various times during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year.

The exchange values, which were intended to fairly represent the value of the assets of the Partnerships, used to determine the allocation of Units and Notes among the Partnerships were based on (a) the principal amount of GNMA certificates and the FHA loans as shown in the Partnerships' audited financial statements for the period ended December 31, 1998, (b) the value of the

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

Partnerships' limited partner interests in the Operating Partnerships, and (c) the market value of the Partnerships' remaining net assets as shown in the Partnerships' audited financial statements for the period ended December 31, 1998. The fair market value of the real estate held by the Operating Partnerships, as determined by real estate appraisals dated December 31, 1998, was the value assigned to the real estate for the purpose of determining the exchange values.

America First Capital Source I L.L.C., the Company's general partner (the "General Partner"), was a general partner of Cap Source I and is the successor by merger to Insured Mortgage Equities, Inc., the other Cap Source I general partner, and America First Capital Source II L.L.C., one of the Cap Source II general partners. The assets and liabilities of the other Cap Source II general partner were acquired by the General Partner. The General Partner is controlled by the same entity, America First Companies L.L.C. ("America First"), that controlled the general partners of the Partnerships.

Neither America First nor the general partners of the Partnerships were issued any Units or Notes in connection with the Merger. The General Partner owns a 1% general partner interest in the Company.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of The Ponds at Georgetown, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments and, along with CS Properties II Inc., as a co-general partner of The Ponds at Georgetown.

In addition, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Home Loan Mortgage Administration ("FHA") (the "FHA loans") and (c) certain GNMA securities backed by pools of single-family mortgages.

2.	Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The accompanying 2000 financial statements include the accounts
				of the Company, and, prior to the Merger, the accounts of the Predecessor.
		  The financial statements are prepared on the accrual basis of accounting
    in accordance with generally accepted	accounting principles.

				The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

	B)	Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
				to published sources.  Any unrealized gains or losses are excluded from
				earnings and reflected in other comprehensive income.		Subsequent increases

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

			 and decreases in the net unrealized gain/loss on the available-for-sale
			 securities are reflected as adjustments to the carrying value of the
				portfolio and in other comprehensive income.  The Company has no investment securities classified as trading.

	   In connection with the Merger, the Company reclassified its
			 held-to-maturity investments to available-for-sale to accomplish the new investment objectives of the Company.  As a result of the change in classification, other comprehensive income increased by $18,965.

	C)	Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  As such, the Company
			 records its pro rata share of the Operating Partnerships' income or losses.
				The investments in the Operating Partnerships were recorded at the cost to
			 acquire such interests.  The Company suspends recognizing losses in the
    Operating Partnerships	when its entire initial investment becomes consumed
    by such losses.  Losses are then recognized only to the extent of
			 additional contributions, net of distributions received, to the	Operating
				Partnerships by the Company.  The	Operating Partnerships are not insured or
			 guaranteed.  The value of these investments is a function of the value of
			 the real estate underlying the Operating Partnerships.  With regard to the
			 Operating Partnerships, the Company is not the general partner and
			 does not	have a legal obligation to provide additional cash support, nor
				has it indicated any commitment to provide this support; accordingly,
			 the investment in these Operating Partnerships has not been reduced below
				zero.

				As a result of the Merger, the investments in Operating Partnerships
				acquired from Cap Source II were recorded by the Company at their
				aggregate estimated fair value of $3,809,048 as of the Merger date.

 D) Income Taxes
    No provision has been made for income taxes since Unit holders of the
				Company and BAC Holders of the Predecessor are required
    to report their share of the Partnership's income for federal and state income tax purposes.  The book basis of the Company's assets and liabilities exceeded the tax basis by $1,745,470 at December 31, 2000.
				The book basis of the Predecessor's assets and liabilities exceeded the tax
				basis by $10,629,471 at December 31, 1999.

 E)	Cash Equivalents
    Cash equivalents include short-term debt securities with an original maturity of three months or less when purchased.

 F) Net Income per Unit or BAC
			 Net income per Unit or BAC is based on the weighted average number of Units
			 or BACs outstanding	during each year presented.  The Company has no
			 dilutive Units or BACs and, therefore, basic net income per Unit or BAC is the same as diluted net income per Unit or BAC.

 G) New Accounting Pronouncement
				In June, 1998, the Financial Accounting Standards Board issued Statement
				of Financial Accounting Standards No. 133, "Accounting for Derivative
				Instruments and Hedging Activities" (SFAS 133).  This statement provides
				new accounting and reporting standards for use of derivative instruments.
				Adoption of this statement, as amended, is required by the Partnership
				effective January 1, 2001.  The adoption had no material impact on the financial statements.

 H) Goodwill
    Goodwill is amortized on a straight-line basis over 25 years and is periodically assessed for impairment. There was no impairment of goodwill at December 31, 2000.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

3.  Partnership Income, Expenses and Cash Distributions

The Partnership Agreement of the Company contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds and for the allocation of income and expenses for tax purposes among the General Partner and Unit holders. Income and losses will be allocated to each Unit holder on a periodic basis based on the number of Units held by each Unit holder as of the last day of the period for which such allocation is to be made. If either the General Partner or the Unit holders have a deficit capital balance as of the last day of any fiscal year, then all items of Income shall first be allocated prorata to the General Partner or the Unit holders in the manner necessary to eliminate such deficit capital balances and thereafter 99% to the Unit holders and 1% to the General Partner. Distributions of Net Operating Income and Net Sale Proceeds will be made to each Unit holder of record on the last day of each distribution period based on the number of Units held by each Unit holder as of such date.

Net Operating Income, as defined in the Limited Partnership
Agreement, in each distribution period will be distributed 99% to the Unit holders and 1% to the General Partner.

Net Sale Proceeds, as defined in the Limited Partnership Agreement, will be distributed 99% to the Unit holders and 1% to the General Partner.

Liquidation Proceeds, as defined in the Limited Partnership
Agreement, remaining after repayment of any debts or obligations of the Company (including loans from the General Partner or its affiliates) and after the establishment of any reserve the General Partner deems necessary, will be distributed to the General Partner and Unit holders to the extent of positive balances in their capital accounts. Any remaining Liquidation Proceeds will be distributed in the same manner as the Net Sale Proceeds.

The Company plans to make cash distributions on a quarterly basis; however, distributions may be made on a monthly or semiannual basis if the General Partner so elects.

With regard to the Predecessor, profits and losses from continuing operations and cash available for distribution were generally allocated 99% to the BAC holders and 1% to the General Partners. Cash distributions of the Predecessor included in the financial statements represent the actual cash distributions made during each year and the change in cash distributions accrued at the end of each year.

4.	Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Company represent Government National Mortgage Association (GNMA) Certificates and Federal Housing Administration (FHA) Loans. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FHA Loans are guaranteed as to the full and timely payment of principal and interest on the underlying loans.

At December 31, 2000, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $61,732,016, $39,566 and $61,771,582, respectively.

At December 31, 1999, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $653,743, $16,525 and $670,268, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,775,599, $19,130 and $34,794,729, respectively.

Certain GNMA Certificates and FHA loans classified as available-for-sale on the December 31, 2000 balance sheet of the Company were classified as held-to-maturity on the December 31, 1999 balance sheet of the Predecessor. Based on the differing investment objectives of the Company, it was determined that it would be more appropriate to classify such securities as

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

available-for-sale rather than held-to-maturity. Accordingly, on the date of the Merger, such securities were transferred from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and the aggregate fair value of the securities transferred were $34,524,613, $18,965 and $34,543,578.

Descriptions of the Company's mortgage-backed securities held at December 31, 2000 are as follows:

                                                                                                                        Income
                                      					          	    Number 	    Interest					  Maturity   				   Carrying         Earned
Type of Security and Name        			  Location       			of Units   	      Rate 		   					Date    	 	 	 		Amount        in 2000
---------------------------------			-----------------   --------   ----------- 	 ------------   ---------------    -----------

GNMA Certificates:
 Crane's Landing (1)                Winter Park, FL         252    		 8.75%        12-15-2030  	$		 10,056,561     $   			-
 Misty Springs Apartments	          Daytona Beach, FL       128       8.75%	       06-15-2029     		 4,188,782         367,751
 Monticello Apartments (1)          Southfield, MI          106     	 8.75%        11-15-2029     		 5,228,713         			-
 The Ponds at Georgetown	(1)        Ann Arbor, MI           134       7.50%				    12-15-2029        7,378,304									180,792
 Waterman's Crossing	               Newport News, VA        260      10.00%	       09-15-2028       10,749,804							1,078,026
 Water's Edge Apartments	           Lake Villa, IL          108       8.75%	       12-15-2028        4,963,062									435,801
 Pools of single-family mortgages	                                    7.58%(2)   2008 to 2009       	  296,055			    	  24,222
 Pools of single-family mortgages	                                    7.58%(2)	  2007 to 2008        	 236,010			    	  21,711
																																																																																																---------------   ------------
																																																																																																				43,097,291							2,108,303
FHA Loans:
 Bluff Ridge Apartments	            Jacksonville, NC        108       8.72%	       11-15-2028	     		3,435,119									300,647
	Delta Crossing (1)                 Charlotte, NC           178      	9.10%        10-01-2030  	  		 6,431,047     	   			-
 Highland Park Apartments	          Columbus, OH            252       8.75%	       11-01-2028      		8,808,125									773,563
                                                                      								                  ---------------   ------------
                                                                    		                            		18,674,291     	 1,074,210
                                                                                                ---------------   ------------

 Balance at December 31,2000                                                                     $		61,771,582     $ 3,182,513
                                                                                							 						  ===============   ============

		(1) The GNMA Certificates and FHA Loan (or $4,979,618 of the GNMA Certificate in the case of The Ponds at Georgetown) was acquired by the Company in conjunction with the Merger.

  (2) Represents effective yield to the Partnership.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $				35,445,867					$		35,883,896						$  36,099,185
	Additions
		GNMA Certificates and FHA Loan acquired
			in conjunction with the Merger, at fair value																													26,695,939														-																		-
		Acquisition of GNMA Certificate																																																		-																	-													2,422,519
		Amortization of discount on mortgage-backed securities                        		1,738													2,216														2,287
  Unrealized holding gains due to change in classification
 	 of GNMA Certificates and FHA Loans from held-to-maturity
  	to available-for-sale                                                         18,965              -                  -
	Deductions
		FHA Loan and GNMA principal payments received                            				(395,003)									(417,853)								(2,635,396)
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                               			4,076											(22,392)												(4,699)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $				61,771,582					$		35,445,867						$  35,883,896
                                                                        ===============     ===============     ===============

5.	Investment in Operating Partnerships

The Company's Investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by certain GNMA Certificates and FHA Loans held by the Company. The limited partnership agreements provide for the payment of certain amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 2000, are as follows:

                                                                                                                          2000
																																																																																																																					Equity in
																																																																																																																			Earnings of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                                Value   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership   $      -       $      -
Crane's Landing															Winter Park, FL										Crane's Landing partner, Ltd.																		1,325,179											-
Delta Crossing																Charlotte, NC												Delta Crossing Limited Partnership															890,283											-
Fox Hollow Apartments									High Point, NC											Fox Hollow Limited Partnership																						-										    -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -         		 49,500
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, LTD.                     	     -        	     -
Monticello Apartments									Southfield, MI											Centrum Monticello Limited Partnership									1,400,471	 									-
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership          194,015      			15,488
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -     					    -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -           105,158
                                                                                                    ------------   ------------
Balance at December 31, 2000                                                                    				$ 3,809,948    $ 		170,146
                                                                                                    ============   ============

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $        	-   						$        		-       	$          -
	Additions
		Investment in Operating Partnerships acquired
			in conjunction with the Merger, at fair value																												3,809,948																	-																			-
  Investment in Operating Partnerships                                      					-																	385,000													186,942
  Equity in earnings of Operating Partnerships																																170,146																	-																			-
 Deductions
		Equity in losses of Operating Partnerships                          											-																(325,245)											(186,942)
		Distributions received from Operating Partnerships                         (170,146)													(59,755)															-
                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $    3,809,948 	    $ 	  	     -        $         	-
                                                                       ===============      ===============     ===============

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

Combined financial statements of the Operating Partnerships are presented below. This information represents the combined balance sheets of the Operating Partnerships in which the Predecessor and Cap Source II owned limited partnership interests as of December 31, 2000. The combined balance sheets as of December 31, 1999 and the combined results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 only include the combined information of the Operating Partnerships in which the Predecessor owned limited partnership interests.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
OPERATING PARTNERSHIPS COMBINED BALANCE SHEETS

                                                                                             Dec. 31, 2000       Dec. 31, 1999
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:


		Land																				                                                              					$ 			5,907,828					$			3,098,171
		Buildings																		                                                               					62,699,976								38,090,720
		Personal property																																																																															3,364,463									1,673,094
																					                                                   																				 --------------     ---------------
																																																																																																	71,972,267								42,861,985
		Less accumulated depreciation														                                                			(22,518,284)						(13,173,956)
																																																																																													--------------    ---------------
 	Net investment in real estate                                                           		  	 	49,453,983							 29,688,029


		Cash and cash equivalents	                                                             	       	1,298,208											556,730
		Escrow deposits and property reserves                                                      				 1,330,714											664,474
		Interest and other receivables																																																																					46,106												29,929
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																							3,212,362									1,986,492
  Other assets																																																																																						770,641											518,161
																																																																																													--------------     ---------------
																																																																																													$			56,112,014					$		33,443,815
																																																																																													==============					===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                    		$  		1,506,801					$			1,003,466
		Mortgage loan payable										                                                           		 		67,424,737								40,886,773
		Interest payable																																																																																		364,940											252,081
		Due to general partners and their affiliates                                                	 		4,618,135									3,919,323
	                                                                                           	--------------     ---------------
																																																																																																	73,914,613								46,061,643
																																																																																													--------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                            		(17,802,599)						(12,617,828)
 	Limited Partners																																																																																					-																	-
                                                                                            	--------------     ---------------
																																																																																																(17,802,599)						(12,617,828)
																																																																																											 	--------------     ---------------
                                                                                          			$  	56,112,014					$		33,443,815
                                                                                            	==============     ===============

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
OPERATING PARTNERSHIPS COMBINED INCOME STATEMENTS
                                                                         Dec. 31, 2000        Dec. 31, 1999      	Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$				8,177,730						$				8,075,019						$				7,739,350
	Interest income on cash and cash equivalents                                 	 31,562														26,338														23,807
 Other income		                                                              		277,051													255,456													374,279
                                                                        ---------------     ---------------     ---------------
			                                                                     	   	8,486,343											8,356,813											8,137,436
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																														3,771,711											3,618,813											3,674,740
 Depreciation expense			                                              									954,171													954,464													952,305
 Interest expense																								                                  	 3,952,450											3,976,989											4,067,738
	Amortization															                                              	 				75,517														75,186														75,201
                                                                        ---------------     ---------------    	---------------
			                                                                     	  		8,753,849											8,625,452											8,769,984
																																																																								---------------     ---------------    	---------------

Net loss																																																																$					(267,506)					$					(268,639)					$					(632,548)
	                                                                       ===============     ===============     ===============
Net loss allocated to:
 General Partners																																																							$					(437,652)					$							56,606						$					(445,606)
	Limited Partners																																																														170,146												(325,245)											(186,942)
																																																																								---------------     ---------------    	---------------
																														                                        	 $					(267,506)					$					(268,639)					$	 			(632,548)
	                                                                       ===============     ===============					===============

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
OPERATING PARTNERSHIPS COMBINED STATEMENTS OF CASH FLOWS

																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 2000        Dec. 31, 1999      	Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$				(267,506)						$					(268,639)					$				(632,548)
		Adjustments to reconcile net loss to net cash
		provided by operating activities:
			Depreciation and amortization																																												1,029,688												1,029,650											1,027,506
			Decrease (increase) in interest and other receivables                    				4,336															26,853													(40,679)
			Decrease (increase) in escrow deposits and property reserves        	   				75,728															97,054													(33,333)
			Decrease (increase) in other assets																																										6,697														(69,317)													69,817
			Increase (decrease) in accounts payable and accrued expenses																78,822													(191,004)											(109,402)
			Decrease in interest payable																																																(1,780)														(2,289)												(36,860)
			Decrease in due to general partners and their affiliates																			(20,488)													(22,144)												(72,159)
                                                                        ---------------     ---------------     ---------------
  	Net cash provided by operating activities																																		905,497														600,164													172,342
																																																																								---------------     ---------------     ---------------
Cash flows from investing activities:
			Acquisition of real estate																																																(214,413)																-															(378,315)
			Acquisition of personal property																																														-																		(9,133)												337,990
                                                                        ---------------     ---------------    	---------------
			Net cash used in investing activities 	  				                      							(214,413)														(9,133)												(40,325)
                                                                        ---------------     ---------------    	---------------
Cash flows from financing activities:
 		Principal payments on mortgage loan payable  		                           (298,902)												(214,037)											(230,869)
			Contributions received																																																						15,000															60,000													186,942
			Distributions	paid							                                              			(170,105)													(60,359)																-
			Other, net															                                              					42,360													(178,792)												(23,436)
                                                                        ---------------     ---------------    	---------------
  	Net cash used in financing activities															                  	   (411,647)												(393,188)												(67,363)
                                                                        ---------------     ---------------    	---------------
Net increase in cash and cash equivalents              											      	    	279,437														197,843														64,654
Cash and cash equivalents at beginning of year							          															556,730														358,887													294,233
                                                                        ---------------     ---------------    	---------------
Cash and cash equivalents at end of year														          								$					836,167							$						556,730						$						358,887
																																																																								==============     	==============     	==============


6. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the Merger. At December 31, 2000, the Notes had an aggregate principal balance of $4,029,000 consisting of $3,155,000 of Notes issued to former BAC holders of Cap Source I and $874,000 of Notes issued to former BAC holders of Cap Source II.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. At December 31, 2000, such rate was 7.34%. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

The Company is required to use 80% of the net proceeds as defined in the indenture of trust related to such Notes from sales or refinancings of assets of the Company that were owned by Cap Source I or Cap Source II prior to the transaction ("Designated Assets") to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture. Eighty percent of the net proceeds from sales or refinancings of Cap Source I Designated Assets will be used to prepay the Notes held by former Cap Source I investors. Eighty percent of the net proceeds from sales or refinancings of Cap Source II Designated Assets will be used to prepay the Notes held by former Cap Source II investors.

The indenture related to the Notes prohibits the Company from incurring any indebtedness if the new indebtedness would cause the Company's aggregate principal amount of indebtedness then outstanding to exceed 70% of the greater of (1) the value which is placed by an independent appraiser on all the assets of the Company as of the date of the transaction, and (2) the value placed by an independent appraiser on all assets of the Company as of the date of determination.

7.	Transactions with Related Parties

The Company will pay the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset will be payable at the time of the closing of the acquisition. No such fees were payable to the General Partner in 2000 as the Company did not begin operations until December 31, 2000.

The Company will pay the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of (i) the fair market value on the Merger date of the original assets that are still owned by the Company, plus,
(ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee shall be payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fee will be paid on a monthly basis. No such fees were incurred in 2000 as the Company did not begin operations until December 31, 2000.

The Company may pay an affiliate of the General Partner a reasonable property management fee in connection with the management of the properties. The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property (in the case of residential property) or 6% of the gross revenues of such property (in the case of industrial or commercial property); provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. No such fees were incurred in 2000 as the Company did not begin operations until December 31, 2000.

The Company will reimburse the General Partner or its affiliates on a monthly basis for the actual out-of-pocket costs of direct general and administrative expenses. No such expenses were reimbursable for 2000 as the Company did not begin operations until December 31, 2000.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

The general partners of the Predecessor, certain of their affiliates and the Operating Partnerships' general partners received or may have received fees, compensation, income, distributions and payments from the Predecessor in connection with the offering and the investment, management and sale of the Predecessor's assets (other than disclosed elsewhere) as follows.

The Predecessors' general partners were entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. For the years ended December 31, 2000, 1999 and 1998, distributions to investors represented less than the 8% return; accordingly, no fees were paid or accrued during these years.

Substantially all of the Predecessors' general and administrative expenses and certain costs capitalized by the Predecessor were paid by a general partner or an affiliate and reimbursed by the Predecessor. The amount of such expenses and costs reimbursed to the general partner was $1,513,795, $657,861, and $1,305,744, for the years ended December 31, 2000, 1999 and 1998, respectively. The reimbursements are presented on a cash basis and do not reflect accruals made at each year end which are reflected in the accompanying financial statements.

An affiliate of the Predecessor's general partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $204,447, $210,137, and $196,606 for 2000, 1999 and
1998, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

9. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Cash and cash equivalents, interest receivable, other assets,
		accounts payable, distributions payable and notes payable:  Fair value
		approximates the	carrying value of such assets and liabilities.

  Investment in FHA Loans and GNMA Certificates:  Fair values are based on prices obtained from an independent pricing source, adjusted for estimated
		prepayments.  Refer to the table below for carrying amounts and estimated
		fair values of such investments.


                                                        At December 31, 2000                    At December 31, 1999
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Investment in FHA Loans                         	$				18,674,291					$				18,674,291					$ 12,340,447		      $ 			12,340,447
Investment in GNMA Certificates                 	$				43,097,291					$				43,097,291					$ 23,105,420		      $				23,124,550

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

10.	Summary of Unaudited Quarterly Results of Operations


									                                               First		            Second	               Third		            Fourth
From January 1, 2000, to December 31, 2000	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $    		 928,474 (1) $      	969,855 (1) $    1,030,220 (1)	 $   		921,957
Total expenses					                                  		(151,150)		       		(258,710)(2)     		(204,497)(2)    			(897,925)(3)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      	777,324	    $      	711,145	    $      	825,723     $    		24,032
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per Unit     	   $         		.23 	   $          	.21 	   $          	.24     $        	.01
														                                  ===============     ===============     ===============     ===============

(1) The Predecessor recorded equity in earnings of Operating Partnerships of
				$15,488, $49,500 and $105,158 during the first, second and third quarters,
			 respectively.
(2) The Predecessor incurred legal fees of approximately $131,000, $68,000 and
				$169,000 during the second, third and fourth quarters of 2000,
				respectively, in conjunction with the litigation related to the Settlement
				Agreement referenced in Note 1.
(3) During the fourth quarter of 2000, the Predecessor recorded, as a
				reduction of expenses, approximately $257,000 in legal expenses reimbursable
				by the Partnership's insurance company.  Also included in the fourth
				quarter are $850,000 in operating and administrative expenses incurred by
				the Company.


									                                               First		            Second	               Third		            Fourth
From January 1, 1999, to December 31, 1999	           Quarter		           Quarter	             Quarter		           Quarter
Predecessor                               						---------------     ---------------     ---------------     ---------------
Total income					                               $    		 863,492 (1) $      	907,900	    $    	  971,738 (2) $     		580,208 (1)
Total expenses					                                  		(144,121)		       		(179,413)         		(117,480)	       		 (188,023)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      	719,371	    $      	728,487	    $      	854,258     $      	392,185
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC          $         	.21 	   $          	.21 	   $          	.26     $          	.11
														                                  ===============     ===============     ===============     ===============

(1) The Predecessor recorded equity in losses of Operating Partnerships of
				$50,000 and $335,000 during the first and fourth quarters, respectively.
(2) The Predecessor recorded equity in earnings of Operating Partnerships of
				$59,755.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


11. Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the years ended December 31, 2000 and December 31, 1999 are presented as if the Merger had been completed on January 1, 2000 and 1999, respectively.


Pro Forma
Statement of Operations
																																																																																																				For the													For the
																																																																																																	Year Ended										Year Ended
																																																																																										December 31, 2000			December 31, 1999
                                                    																																			   -----------------   -----------------
Income
 Mortgage-backed securities income  													   																																						$   				5,486,215   $						5,534,015
 Interest income on temporary cash investments      																																								       	511,552	           445,616
 Equity in losses of Operating Partnerships																																																		   	  (106,523)										(583,218)
 Other income                                       																																												     		-            				 2,400
                                                    																																			   -----------------   -----------------
		Total Income	                                                    																									    		5,891,244 	  		   	5,398,813

Expenses
 Operating and administrative expenses 								    																																								       1,715,034         	1,583,040
 Interest expense																																																																																			850,826												850,826
                                                    																																			   -----------------   -----------------
                                                    																																									    	2,565,860     	   	2,433,866
                                                    																																			   -----------------   -----------------
Net income																																																																																$							3,325,384			$						2,964,947
                                                    																																						=================   =================

Net income per Unit																			             																																							$  		        	.45   $  		        .40
                                                    																																						=================   =================

Weighted average number of Units outstanding during the period																																				7,351,212        	 7,351,212
                                                    																																						=================   =================

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.


12. Subsequent Events

In connection with the Settlement, in January 2001, the Company implemented a plan to purchase $3,500,000 in Units on the open market during 2001. Through March 27, 2001, the Company purchased and cancelled 353,457 Units at an aggregate cost of $2,243,344.

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

Date:  March 28, 2001

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 28, 2001										  		By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the general partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.

Date:  March 28, 2001				      		  By	/s/ Lisa Yanney Roskens*
                   			             Lisa Yanney Roskens,
                                   President and Manager of
																																			America First Companies L.L.C.

Date:  March 28, 2001									    	By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the general partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date: 	March 28, 2001 													By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.,
                                   Manager of America First Companies L.L.C.


Date:  March 28,	2001											 		By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale,
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2001				        	 By	/s/ Alan Baer*
                   			             Alan Baer,
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2001			     		    By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney,
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2001				      		  By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter,
                                   Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Lisa Yanney Roskens
				                                              			Lisa Yanney Roskens

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ William S. Carter, M.D.
				                                              			William S. Carter, M.D.

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Martin A. Massengale
				                                              			Martin A. Massengale

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Alan Baer
				                                              			Alan Baer

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Gail Walling Yanney
				                                              			Gail Walling Yanney

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Mariann Byerwalter
				                                              			Mariann Byerwalter

                                   EXHIBIT 99

                            REPORT OF AUDIT COMMITTEE

                           REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies LLC ("America First"), which is the general partner of the general partner of the Company, is currently comprised of Martin A. Massengale, William S. Carter and Mariann Byerwalter, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

The Company's management, which consists of the Company's general partner and America First, is responsible for the preparation of the Company's financial statements and for maintaining an adequate system of internal controls and processes for that purpose. KPMG LLP ("KPMG") acts as the Company's independent auditors and they are responsible for conducting an independent audit of the Company's annual financial statements in accordance with generally accepted auditing standards and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2000 with management of the Company and with representatives of KPMG. As a result of these discussions, the Audit
Committee believes that the Company maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Company's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended to the full Board of Managers that the audited financial statements of the Company for the year ended December 31, 2000 be included in the Company's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
William S. Carter
Mariann Byerwalter