Form 10-Q
period 2000-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2001-05-15
CIK 1060383

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 2001 or

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

                YES   X                  NO





























                                     -i-
Part I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
BALANCE SHEETS

                                                                                            March 31, 2001       Dec. 31, 2000
																																																																																														(unaudited)
                                                                                            ---------------     ---------------
Assets
 Cash and cash equivalents                                                                  	$ 	 7,659,680 					$				8,543,561
 Investment in FHA Loans (Note 4)                                                             		18,638,274										18,674,291
 Investment in GNMA Certificates (Note 4)                                                     		43,004,358										43,097,291
 Investment in corporate equity securities (Note 5) 																																													1,141,650																-
 Investment in Operating Partnerships (Note 6)                                                 	 3,880,131											3,809,948
 Interest and dividends receivable                                                              		 499,640													498,562
 Other assets                                                                                  	  	210,978													101,081
 Goodwill, net																																																																																					890,285													889,278
                                                                                            ---------------     ---------------
                                                                                           	 $ 	75,924,996						$			75,614,012
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 9)	                                                               	 $  	1,818,931    		$    5,127,145
		Distribution payable (Note 1)		                                                              	 4,627,654	        	11,261,891
  Notes payable	(Note 7)																																																																									3,726,785											4,029,000
  Borrowings under repurchase agreement (Note 8)                                               	 9,500,000																-
  Interest payable                                                                                 152,749																-
                                                                                            ---------------     ---------------
                                                                                           	 			19,826,119										20,418,036
                                                                                            ---------------     ---------------
Partners' Capital (Deficit)
 General Partner                                                                                     -                (491,211)
 Unit Holders ($8.06 per Unit in 2001 and $7.57 in 2000)               	                        56,098,877          55,687,187
                                                                                            ---------------     ---------------
                                                                                                56,098,877        	 55,195,976
                                                                                            ---------------     ---------------
                                                                                      				  $  	75,924,996 		 		$			75,614,012
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

																																																																																																Company											Predecessor (1)
                                                   																																				     ---------------     ---------------
                                                       																													        		For the Three       For the Three
                                                     																																	       	 Months Ended        Months Ended
                                                    																																				     March 31, 2001      March 31, 2000
                                                   																																				     ---------------     ---------------
Income
 Mortgage-backed securities income  													   																																								$    	1,363,590 	   $						798,656
 Interest income on cash and cash equivalents	      																																								       	123,407	           114,330
 Dividend income                                                                                     13,144															-
 Equity in earnings (losses) of Operating Partnerships																																							   	  	(29,817)											 15,488
 Gain on sale of investments                                                    																      6,099															-
                                                                                            ---------------     ---------------
                                                    																																								    		1,476,423	  		   				928,474
Expenses
 Operating and administrative expenses (Note 9)    																																								        	352,252         		 151,150
 Interest expense                                                                                   165,288               -
                                                     																																			     ---------------     ---------------
                                               																																									    		      517,540     	   		 151,150
                                                                                             ---------------     ---------------

Net income                                                                                          958,883            777,324
Other comprehensive income:
	Unrealized holding losses on securities
		arising during the period																																																																										(4,796)												(5,493)
                                                  																																					     ---------------     ---------------
Net comprehensive income																																																																			 $     		954,087					$    		771,831
                                                    																																								===============     ===============

Net income allocated to:
 General Partner                                   																																									$    	  501,196     $	       7,773
 Unit Holders (2)                                                                                   457,687	        		 769,551
                                                   																																				     ---------------     ---------------
                                                    																																								$     		958,883     $    		777,324
                                                    																																								===============     ===============
Net income, basic and diluted, per Unit (2)             																																				$          	.06     $          .23
                                                   																																									===============     ===============

Weighted average number of units outstanding (2)                                                  7,191,482          3,374,222
                                                                                            ===============     ===============

(1) Predecessor refers to Cap Source I only and, therefore, does not include
				the accounts of Cap Source II.

(2) To BAC holders, per BAC or number of BACs for periods prior to the Merger.


The accompanying notes are an integral part of the financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

                                                                                               Unit Holders
                                                                                            -------------------
                                                                  General             # of
                                                                  Partner             Units          Amount            Total
                                                               --------------     ------------   --------------   ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 2000 																																	$				(491,607)					   7,351,212   $  55,648,017 		$   55,156,410
 Net income                                                          501,196         			  -       	   	457,687					     958,883
 Cash distributions paid or accrued                                		 (9,589)      		  	  -            (41,597)  				   (51,186)
 Purchase of Units                                                    		-      				   (388,957)           -                -
                                                               --------------     ------------   --------------   ---------------
                                                                        -                 -         56,064,107       56,064,107
                                                               --------------     ------------   --------------   ---------------
Accumulated Other Comprehensive Income
Balance at December 31, 2000                                             396              -             39,170           39,566
Other comprehensive loss  	                                       	   	 (396)            	-	            (4,400)     	    (4,796)
                                                               --------------     ------------   --------------   ---------------
                                                                         -            	   -      			    34,770           34,770
                                                               --------------     ------------   --------------   ---------------
Balance at March 31, 2001						                              	 $         -           6,962,255   $  56,098,877    $  56,098,877
                                                               ==============     ============   ==============   ===============


The accompanying notes are an integral part of the financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

																																																																																																Company											Predecessor (1)
                                                   																																				     ---------------     ---------------
                                                                                           		For the Three 		 	  For the Three
                                                                                              Months Ended        Months Ended
                                                                                           	March 31, 2001   	  March 31, 2000
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $   		 958,883  	   $  				777,324
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in (earnings) losses of Operating Partnerships																																									  29,817				     		  (15,488)
    Amortization of discount on mortgage-backed securities                                        			 (257)               (308)
    Amortization of goodwill                                                                         8,993           	 		  -
    Gain on sale of investments                                                                     (6,099)                -
    Increase (decrease) in interest receivable																																																			  	(1,078)        		    	(143)
    Increase in other assets 																																																																					(109,897)	    	 				 	(6,521)
    Decrease in accounts payable                  																																							        	(839,700) 	  					  (223,781)
    Increase in interest payable                                                                   152,749                -
                                                           	                                ---------------     ---------------
Net cash provided by operating activities 		                                                							193,411        				 531,083
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	 	133,747          	 		85,094
 Proceeds from sale of corporate equity securities                                                  25,712                -
 Distributions received from Operating Partnerships																																															    -  									      15,488
 Investment in Operating Partnerships 																						                         											  (100,000)															-
 Purchase of Units                                                                              (2,468,515)               -
 Purchase of corporate equity securities                                                        (1,170,598)               -
 Increase in goodwill                                                                              (10,000)               -
                                                                                            ---------------     ---------------
Net cash provided by (used in) investing activities                                             (3,589,654)         	 	100,582
                                                                                            ---------------     ---------------
Cash flows from financing activity
 Distributions paid                                                                         	 	 (6,685,423)        		 (860,597)
 Principal payments on notes payable                                                            	 (302,215)               -
 Borrowings under repurchase agreements                                                         	 9,500,000                -
                                                                                            ----------------     ---------------
 Net cash provided by (used in) financing activities                                           	 2,512,362            (860,597)
                                                                                            ----------------     ---------------
Net decrease in cash and cash equivalents               											                               (883,881)           (228,932)
Cash and cash equivalents at beginning of period                                 	               8,543,561          	8,658,997
                                                                                            ---------------     ---------------
Cash and cash equivalents at end of period                                                  $  	 7,659,680      $ 	  8,430,065
                                                                                            ===============     ===============

(1) Predecessor refers to Cap Source I only and, therefore, does not include
				the accounts of Cap Source II.

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

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

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note (see Note 6) on or about January
16, 2001, to Note holders of record as of December 31, 2000.   This
distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company will also make a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on March 30, 2001. In accordance with the Settlement, the Company is also attempting to purchase $3,500,000 in Units on the open market during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year. Through March 31, 2001, the Company purchased 388,957 Units at an aggregate cost of $2,468,514. Such amount was included as part of the $3,500,000 which was accrued and reflected in Statement of Partners' Capital (Deficit) at December 31, 2000, as part of the Settlement. (Also see Note 11.)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

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

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of The Ponds at Georgetown, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments and, along with CS Properties II Inc., as a co-general partner of The Ponds at Georgetown.

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

2.	Basis of Presentation

The accompanying financial statements include the accounts of the Company and, prior to the Merger, the accounts of the Predecessor.  The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements should be read
in	conjunction with the financial statements and notes thereto included in the
Company's Annual Report on Form 10-K for the year ended December 31, 2000.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2001 and results of operations for all periods presented have been made.  The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

With regard to the Predecessor, profits and losses from continuing operations and cash available for distribution were generally allocated 99% to the BAC holders and 1% to the General Partners. Cash distributions of the Predecessor included in the financial statements represent the actual cash distributions made during each period and the change in cash distributions accrued at the end of each period.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

4. Investment in Mortgage-Backed Securities

The Company has classified all of its mortgage-backed securities investments as available-for-sale. At March 31, 2001, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale mortgage-backed securities were $61,598,526, $44,106 and $61,642,632, respectively. At December 31, 2000, the total amortized cost, gross unrealized holdings gains and aggregate fair value of available-for-sale mortgage-backed securities were $16,732,016, $39,566 and $61,771,582, respectively.

Descriptions of the Company's mortgage-backed securities held at March 31, 2001 are as follows:


                                      					          	    Number 	    Interest					  Maturity   				   Carrying
Type of Security and Name        			  Location       			of Units   	      Rate 		   					Date    	 	 	 		Amount
---------------------------------			-----------------   --------   ----------- 	 ------------   ---------------

GNMA Certificates:
 Crane's Landing (1)                Winter Park, FL         252    		 8.75%        12-15-2030  	$		 10,039,958
 Misty Springs Apartments	          Daytona Beach, FL       128       8.75%	       06-15-2029     		 4,180,787
 Monticello Apartments              Southfield, MI          106     	 8.75%        11-15-2029     		 5,219,129
 The Ponds at Georgetown	           Ann Arbor, MI           134       7.50%				    12-15-2029        7,361,493
 Waterman's Crossing	               Newport News, VA        260      10.00%	       09-15-2028       10,732,423
 Water's Edge Apartments	           Lake Villa, IL          108       8.75%	       12-15-2028        4,953,117
 Pools of single-family mortgages	                                    7.58%(2)   2008 to 2009       	  285,569
 Pools of single-family mortgages	                                    7.58%(2)	  2007 to 2008        	 231,882
																																																																																																---------------
																																																																																																				43,004,358
FHA Loans:
 Bluff Ridge Apartments	            Jacksonville, NC        108       8.72%	       11-15-2028	     		3,427,938
	Delta Crossing 			                 Charlotte, NC           178      	9.10%        10-01-2030  	  		 6,420,693
 Highland Park Apartments	          Columbus, OH            252       8.75%	       11-01-2028      		8,789,643
                                                                      								                  ---------------
                                                                    		                            		18,638,274
                                                                                                ---------------

 Balance at March 31, 2001                                                                      $	  61,642,632
                                                                                							 						  ===============

		(1) GNMA Certificate collateralizes a repurchase agreement as disclosed in
      Note 8.
  (2) Represents effective yield to the Partnership.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:




Balance at December 31, 2000                                            																				$				61,771,582
	Additions
		Amortization of discount on mortgage-backed securities                        																						  257
	Deductions
		FHA Loan and GNMA principal payments received                            																								(133,747)
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                               																							4,540
                                                                        																				---------------
Balance at March 31, 2001                   					                       																				$				61,642,632
                                                                       																				 ===============


5. Investment in Corporate Equity Securities

The Company has classified its corporate equity security investments as available-for-sale. At March 31, 2001, the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities were $1,150,986, $9,145 $18,481,and $1,141,650, respectively. The Company did not have an investment in corporate equity securities at December 31, 2000.

6.	Investment in Operating Partnerships

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

Descriptions of the Operating Partnerships held at March 31, 2001, are as follows:




                                                                                                       Carrying
Name                         	Location                 Partnership Name			                                Value
------------------------      ---------------------    -----------------------------------------    ------------
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership   $      -
Crane's Landing															Winter Park, FL										Crane's Landing Partner, Ltd.																		1,321,789
Delta Crossing																Charlotte, NC												Delta Crossing Limited Partnership															959,856
Fox Hollow Apartments									High Point, NC											Fox Hollow Limited Partnership																						-
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, LTD.                     	     -
Monticello Apartments									Southfield, MI											Centrum Monticello Limited Partnership									1,379,170
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership          219,316
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
                                                                                                    ------------
Balance at March 31, 2001                                                                    							$ 3,880,131
                                                                                                    ============

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001



Balance at December 31, 2000                  								                 $    3,809,948
	Additions
		Investment in Operating Partnerships                                      		100,000
 Deductions
		Equity in losses of Operating Partnerships                          							 (29,817)
	                                                                      ---------------
Balance at March 31, 2001                					                         $    3,880,131
                                                                       ===============


7. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the Merger. At March 31, 2001, and December 31, 2000, the Notes had an aggregate principal balance of $3,726,785 and $4,029,000, respectively, consisting of $2,918,344 and $3,155,000, respectively, of Notes issued to former BAC holders of Cap Source I and $808,441 and $874,000, respectively, of Notes issued to former BAC holders of Cap Source II.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. At March 31, 2001, and December 31, 2000, such rate was 5.84% and 7.34% per annum, respectively. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. The average interest rate for the three months ended March 31, 2001, was 6.39% per annum. The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption.

The Company is required to use 80% of the net proceeds as defined in the indenture of trust related to such Notes from sales or refinancings of assets of the Company that were owned by Cap Source I or Cap Source II prior to the transaction ("Designated Assets") to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture. Eighty pecent of the net proceeds from sales or refinancings of Cap Source I Designated Assets will be used to prepay the Notes held by former Cap Source I investors. Eighty percent of the net proceeds from sales or refinancings of Cap Source II Designated Assets will be used to prepay the Notes held by former Cap Source II Investors.

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

During the three months ended March 31, 2001, the Company made total principal payments of $302,215 ($75.01 per Note) on the Notes pursuant to the Settlement. (See Note 1.)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


8.	Borrowings Under Repurchase Agreement

During the quarter ended March 31, 2001, the Company entered into a repurchase agreement to provide financing for the distributions and Unit buy-backs pursuant to the Settlement. As of March 31, 2001, the repurchase agreement had an outstanding balance of $9,500,000. The repurchase agreement bears interest at 5.41% per annum and matures on January 18, 2002. The repurchase agreement is collateralized by one of the Company's mortgage-backed securities which had a carrying value of $10,039,958 at March 31, 2001.

9.	Transactions with Related Parties

The Company will pay the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset will be payable at the time of the closing of the acquisition. No acquisition fees were paid or accrued during this period.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of (i) the fair market value on the Merger date of the original assets that are still owned by the Company, plus, (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee shall be payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees will be paid on a monthly basis. Administrative fees payable to the General Partner for the three months ended March 31, 2001, were $80,100.

An affiliate of the Company's General Partner was retained to provide property management services for Fox Hollow Apartments, Misty Springs Apartments, the Ponds at Georgetown and Waterman's Crossing. The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property (in the case of residential property) or 6% of the gross revenues of such property (in the case of industrial or commercial property); provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees payable to an affiliate of the General Partner totaled $62,669 for the three months ended March 31, 2001.

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company. The amount of such expenses and costs reimbursed to the General Partner for the three months ended March 31, 2001, was $477,001. Such reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


10. Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the three months ended March 31, 2000 are presented as if the Merger had been completed on January 1, 2000.


Pro Forma
Statement of Operations
																																																																																																				For the
																																																																																									Three Months Ended
																																																																																										   March 31, 2000
                                                    																																			   -----------------
Income
 Mortgage-backed securities income  													   																																						$   			1,376,024
 Interest income on temporary cash investments      																																								       117,578
 Equity in losses of Operating Partnerships																																																		   		 (81,636)
 Other income                                       																																												     	-
                                                    																																			   -----------------
															                                                    																									    	1,411,966

Expenses
 Operating and administrative expenses 								    																																								        407,170
 Interest expense																																																																																		225,370
                                                    																																			   -----------------
                                                    																																									    	 632,540
                                                    																																			   -----------------
Net income																																																																																$								779,426
                                                    																																						=================

Net income per Unit																			             																																							$  		        .04
                                                    																																						=================
Weighted average number of Units outstanding during the period																																			7,351,212
                                                    																																						=================

The pro forma financial information is not necessarily indicative of what the results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


11. Subsequent Events

In connection with the Settlement, on or about April 30, 2001, the Company made a cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit) and approximately $51.33 per Note, to holders of record on March 30, 2001.

In connection with the Settlement, the Company purchased and cancelled 107,700 Units at an aggregate cost of $685,785 from April 1, 2001 through May 7, 2001. Since implementing the $3,500,000 repurchase plan in January, 2001, through May 7, 2001, the Company purchased and cancelled 496,657 Units at an aggregate cost of $3,154,299.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Liquidity and Capital Resources

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to
Note holders of record as of December 31, 2000.   This distribution to Note
holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company will also make a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on or about March 30, 2001. In accordance with the Settlement, the Company is also attempting to purchase $3,500,000 in Units on the open market at various times during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year. Through May 7, 2001, the Company purchased 496,657 Units at an aggregate cost of $3,154,299.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of one Operating Partnership, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of three Operating Partnerships and, along with CS Properties II Inc., as a co-general partner of one Operating Partnership.

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

Asset Quality

In keeping with its investment strategy, during the three months ended March 31, 2001, the Company borrowed $9,500,000 against one of its GNMA Certificates through the utilization of a repurchase agreement. The repurchase agreement bears interest at 5.41% per annum and had an original term of one year. The repurchase agreement matures in January 2002. The Company also acquired corporate equity securities at a cost of approximately $1,171,000 and made an additional investment of $100,000 in one of its Operating Partnership investments.

The overall status of the Company's other investments has remained relatively constant since December 31, 2000.

The following table shows the occupancy levels of the properties financed by the Company at March 31, 2001:

                                                                                                     Number    	   Percentage
                                                                                  Number          of  Units         of  Units
Property Name                     	         Location                           of  Units           Occupied          Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                106            			98%
Crane's Landing                             Winter Park, FL                       			252               	238               94%
Delta Crossing                              Charlotte, NC                         			178                164               92%
Fox Hollow Apartments 	                     High Point, NC	                          184	               181               98%
Highland Park Apartments            	       Columbus, OH              	              252           	    236               94%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    127              100%
Monticello Apartments                       Southfield, MI                        			106                101               95%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   126               94%
Waterman's Crossing                         Newport News, VA        	                260            	   256               98%
Water's Edge Apartments                     Lake Villa, IL                           108            	   101               94%
                                                                            -------------       ------------       ------------
	                                                                                  1,710	             1,636          					96%
                                                                            =============       ============       ============

Results of Operations

As more fully described herein, the results of operations for periods prior to the Merger include only the historical operating results of the Predecessor, i.e. Cap Source I, and, therefore, do not include the historical operating results of Cap Source II. Also refer to the proforma Statement of Operations for the three months ended March 31, 2000, included in Note 10 to the accompanying interim financial statements.

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

Mortgage-backed securities income of the Company increased $564,934 for the three months ended March 31, 2001, compared to mortgage-backed securities income of the Predecessor during the same period in 2000. Such increase is due to the Merger which resulted in an increase of approximately 76% in the Company's mortgage-backed secruties portfolio, which was slightly offset by the continued amortization of the principal balances of the Company's mortgage-backed securities.

Interest income on cash and cash equivalents of the Company increased $9,077 for the three months ended March 31, 2001, compared to that of the Predecessor for the same period in 2000 due to an increase in the average cash balance.

The Company recognized dividend income of $13,144 during the three months ended March 31, 2001, on its investments in corporate equity securities. The Predecessor did not invest in such securities and, therefore, did not recognize dividend income during the comparable period of 2000.

The Company recorded equity in losses of Operating Partnerships of $29,817 for the three months ended March 31, 2001, on the investments in Operating Partnerships acquired as a result of the Merger. The equity in losses represents the Company's pro rata share of the Operating Partnerships' income or losses. During the comparable period of 2000, the Predecessor recorded equity in earnings of Operating Partnerships of $15,488, representing a distribution received from one of the Operating Partnerships. Accordingly, equity in earnings (losses) of Operating Partnerships decreased $45,305 from 2000 to 2001.

Operating and administrative expenses of the Company increased $201,102 for the three months ended March 31, 2001, compared to those of the Predecessor for the same period in 2000. Such increase is primarily due to the Merger, including administrative fees payable to the General Partner.

The Company recognized interest expense of $165,288 during the three months ended March 31, 2001, consisting of interest expense of $104,218 on a repurchase agreement obligation of $9,500,000 entered into in January 2001, and $61,070 of interest expense on notes payable originated in connection with the Merger. The Predecessor did not have such obligations and, therefore, did not recognize interest expense during the comparable period of 2000.

The Company recognized a gain of $6,099 on the sale of corporate equity securities during the three months ended March 31, 2001. The Partnership did not invest in such securities and, therefore, did not recognize any gains or losses resulting from related sales during the comparable period of 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's	market risk since
December 31, 2000, except as noted below.

During January 2001, the Company borrowed $9,500,000 against one of its GNMA Certificates through the utilization of a repurchase agreement. The GNMA Certificate had a carrying value of $10,039,958 at March 31, 2001, bears interest at a fixed rate of 8.75% per annum, and has a final maturity date of December 15, 2030. The repurchase agreement bears interest at a fixed rate of 5.41% per annum and matures on January 18, 2002.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to
Note holders of record as of December 31, 2000.   This distribution to Note
holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company will also make a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on March 30, 2001. In accordance with the Settlement, the Company is also attempting to purchase $3,500,000 in Units on the open market during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year. Through March 31, 2001, the Company purchased 388,957 Units at an aggregate cost of $2,468,514.

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

																				4(c) Form of Indenture between Company and U.S. Bank
																									Trust National Association, as trustee, (incorporated
																									by reference to Exhibit 4.02 to the Registration
																									Statement on Form S-4 (No. 333-52117) filed by the
																									Registrant on May 7, 1998).

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

          					(b)  Reports on Form 8-K

															The Registrant did not file any reports on Form 8-K during
   												the quarter for which this report is filed.

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

Date:  May 10, 2001