Form 10-Q/A
period 2000-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2001-06-25
CIK 1060383

FORM 10-Q/A

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
BALANCE SHEETS

                                                                                            March 31, 2001       Dec. 31, 2000
																																																																																														(unaudited)
                                                                                            ---------------     ---------------
Assets
 Cash and cash equivalents                                                                  	$ 	 7,659,680 					$				8,543,561
 Investment in FHA Loans (Note 4)                                                             		18,638,274										18,674,291
 Investment in GNMA Certificates (Note 4)                                                     		43,004,358										43,097,291
 Investment in corporate equity securities (Note 5) 																																													1,141,650																-
 Investment in Operating Partnerships (Note 6)                                                 	 3,880,131											3,809,948
 Interest and dividends receivable                                                              		 499,640													498,562
 Other assets                                                                                  	  	210,978													101,081
 Goodwill, net																																																																																					890,285													889,278
                                                                                            ---------------     ---------------
                                                                                           	 $ 	75,924,996						$			75,614,012
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 9)	                                                               	 $  	1,818,931    		$    5,127,145
		Distribution payable (Note 1)		                                                              	 4,627,654	        	11,261,891
  Notes payable	(Note 7)																																																																									3,726,785											4,029,000
  Borrowings under repurchase agreement (Note 8)                                               	 9,500,000																-
  Interest payable                                                                                 152,749																-
                                                                                            ---------------     ---------------
                                                                                           	 			19,826,119										20,418,036
                                                                                            ---------------     ---------------
Partners' Capital (Deficit)
 General Partner                                                                                  (491,259)           (491,211)
 Unit Holders ($8.13 per Unit in 2001 and $7.57 in 2000)               	                        56,590,136          55,687,187
                                                                                            ---------------     ---------------
                                                                                                56,098,877        	 55,195,976
                                                                                            ---------------     ---------------
                                                                                      				  $  	75,924,996 		 		$			75,614,012
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

																																																																																																Company											Predecessor (1)
                                                   																																				     ---------------     ---------------
                                                       																													        		For the Three       For the Three
                                                     																																	       	 Months Ended        Months Ended
                                                    																																				     March 31, 2001      March 31, 2000
                                                   																																				     ---------------     ---------------
Income
 Mortgage-backed securities income  													   																																								$    	1,363,590 	   $						798,656
 Interest income on cash and cash equivalents	      																																								       	123,407	           114,330
 Dividend income                                                                                     13,144															-
 Equity in earnings (losses) of Operating Partnerships																																							   	  	(29,817)											 15,488
 Gain on sale of investments                                                    																      6,099															-
                                                                                            ---------------     ---------------
                                                    																																								    		1,476,423	  		   				928,474
Expenses
 Operating and administrative expenses (Note 9)    																																								        	352,252         		 151,150
 Interest expense                                                                                   165,288               -
                                                     																																			     ---------------     ---------------
                                               																																									    		      517,540     	   		 151,150
                                                                                             ---------------     ---------------

Net income                                                                                          958,883            777,324
Other comprehensive income:
	Unrealized holding losses on securities
		arising during the period																																																																										(4,796)												(5,493)
                                                  																																					     ---------------     ---------------
Net comprehensive income																																																																			 $     		954,087					$    		771,831
                                                    																																								===============     ===============

Net income allocated to:
 General Partner                                   																																									$    	 		 9,589     $	       7,773
 Unit Holders (2)                                                                                   949,294	        		 769,551
                                                   																																				     ---------------     ---------------
                                                    																																								$     		958,883     $    		777,324
                                                    																																								===============     ===============
Net income, basic and diluted, per Unit (2)             																																				$          	.13     $          .23
                                                   																																									===============     ===============

Weighted average number of units outstanding (2)                                                  7,191,482          3,374,222
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

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

                                                                                               Unit Holders
                                                                                            -------------------
                                                                  General             # of
                                                                  Partner             Units          Amount            Total
                                                               --------------     ------------   --------------   ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 2000 																																	$				(491,607)					   7,351,212   $  55,648,017 		$   55,156,410
 Net income                                                         		 9,589         			  -       	   	949,294					     958,883
 Cash distributions paid or accrued                                		 (9,589)      		  	  -            (41,597)  				   (51,186)
 Purchase of Units                                                    		-      				   (388,957)           -                -
                                                               --------------     ------------   --------------   ---------------
                                                                    (491,607)        6,962,255      56,555,714       56,064,107
                                                               --------------     ------------   --------------   ---------------
Accumulated Other Comprehensive Income
Balance at December 31, 2000                                             396              -             39,170           39,566
Other comprehensive loss  	                                       	   	 	(48)            	-	            (4,748)     	    (4,796)
                                                               --------------     ------------   --------------   ---------------
                                                                         348          	   -      			    34,422           34,770
                                                               --------------     ------------   --------------   ---------------
Balance at March 31, 2001						                              	 $    (491,259)        6,962,255   $  56,590,136    $  56,098,877
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

Date:  June 25, 2001