Form 10-Q
period 2001-06-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2001-08-14
CIK 1060383

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended June 30, 2001 or

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

<IMG SRC="image32.gif">

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

<IMG SRC="image33.gif">

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

STATEMENT OF PARTNERS CAPITAL (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2001

(UNAUDITED)

<IMG SRC="image34.gif">

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

<IMG SRC="image35.gif">

Company		Predecessor (1)
		For the Six Months Ended June 30, 2001		For the Six Months Ended June 30, 2000
Cash flows from operating activities				
Net income	$	1,928,912	$	1,488,469
Adjustments to reconcile net income to net cash from operating activities				
Equity in earnings of Operating Partnership		(68,312)		(64,988)
Amortization of discount on mortgage-backed securities		(771)		(760)
Amortization of goodwill		17,986		-
Gain on sale of investments		(5,847)		-
Decrease (increase) in interest and dividends receivable		78,605		(2,226)
Decrease (increase) in other assets		(231,666)		4,891
Decrease in accounts payable		(1,099,794)		(138,026)
Increase in interest payable		204,686		-
Net cash provided by operating activities		823,799		1,287,360
Cash flows from investing activities				
FHA Loan and GNMA Certificate principal payments received		6,711,851		184,778
Proceeds from sale of corporate equity securities		150,711		-
Distributions received from Operating Partnerships		127,455		64,988
Investment in Operating Partnerships		(6,554,331)		-
Deferred transaction costs paid		-		(159,911)
Purchase of corporate equity securities		(1,170,598)		-
Increase in goodwill		(10,000)		-
Net cash provided by (used in) investing activities		(744,912)		89,855
Cash flows from financing activities				
Distributions paid		(11,327,037)		(1,721,194)
Purchase of Units		(3,384,326)		-
Cash paid in lieu of fractional Units and Notes		(117,486)		
Principal payments on notes payable		(509,024)		-
Borrowings under repurchase agreements		16,475,000		-
Net cash provided by (used in) financing activities		1,137,127		(1,721,194)
Net increase (decrease) in cash and cash equivalents		1,216,014		(343,979)
Cash and cash equivalents at beginning of period		8,543,561		8,658,997
Cash and cash equivalents at end of period	$	9,759,575	$	8,315,018
Supplemental disclosure of cash flow information:				
Cash paid during the period for interest	$	141,026	$	-

(1) Predecessor refers to Cap Source I only and, therefore, does not include the accounts of Cap Source II. (Also see Note 1 to the financial statements.)

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

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note (see Note 7) on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on March 30, 2001. In accordance with the Settlement, the Company is also attempting to purchase $3,500,000 in Units on the open market during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year. Through June 30, 2001, the Company purchased 533,257 Units at an aggregate cost of $3,384,326. Such amount was included as part of the $3,500,000 which was accrued and reflected in Statement of Partners' Capital (Deficit) at December 31, 2000, as part of the Settlement.

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

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of The Ponds at Georgetown, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments and, along with CS Properties II, Inc., as a co-general partner of The Ponds at Georgetown. Effective in April 2001, CS Properties II, Inc. also serves as the general partner of Delta Crossing and Monticello Apartments. In addition, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Home Loan Mortgage Administration ("FHA") (the "FHA loans"), one of which was paid to the Company in full in June 2001, and (c) certain GNMA securities backed by pools of single-family mortgages.

2. Basis of Presentation

The accompanying financial statements include the accounts of the Company and, prior to the Merger, the accounts of the Predecessor. The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2001 and results of operations for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement of the Company contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds and for the allocation of income and expenses for tax purposes among the General Partner and Unit holders. Income and losses will be allocated to each Unit holder on a periodic basis based on the number of Units held by each Unit holder as of the last day of the period for which such allocation is to be made. If either the General Partner or the Unit holders have a deficit capital balance as of the last day of any fiscal year, then all items of Income shall first be allocated pro rata to the General Partner or the Unit holders in the manner necessary to eliminate such deficit capital balances and thereafter 99% to the Unit holders and 1% to the General Partner. Distributions of Net Operating Income and Net Sale Proceeds will be made to each Unit holder of record on the last day of each distribution period based on the number of Units held by each Unit holder as of such date.

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

4. Investment in Mortgage-Backed Securities

The Company has classified all of its mortgage-backed securities investments as available-for-sale. At June 30, 2001, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale mortgage-backed securities were $55,020,936, $42,893 and $55,063,829, respectively. At December 31, 2000, the total amortized cost, gross unrealized holdings gains and aggregate fair value of available-for-sale mortgage-backed securities were $61,732,016, $39,566 and $61,771,582, respectively.

Descriptions of the Company's mortgage-backed securities held at June 30, 2001 are as follows:

<IMG SRC="image36.gif">

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

<IMG SRC="image37.gif">

5. Investment in Corporate Equity Securities

The Company has classified its corporate equity security investments as available-for-sale. At June 30, 2001, the cost, gross unrealized gains and fair value of the corporate equity securities were $1,025,734, $105,966, and $1,131,700, respectively. The Company did not have an investment in corporate equity securities at December 31, 2000.

Reconciliation of the carrying amount of the corporate equity securities is as follows:

<IMG SRC="image38.gif">

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

Descriptions of the Operating Partnerships held at June 30, 2001, are as follows:

<IMG SRC="image39.gif">

Reconciliation of the carrying amount of the investment in Operating Partnerships is as follows:

<IMG SRC="image40.gif">

7. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the Merger. At June 30, 2001, and December 31, 2000, the Notes had an aggregate principal balance of $3,519,976 and $4,029,000, respectively, consisting of $2,756,397 and $3,155,000, respectively, of Notes issued to former BAC holders of Cap Source I and $763,579 and $874,000, respectively, of Notes issued to former BAC holders of Cap Source II.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. At June 30, 2001, and December 31, 2000, such rate was 4.99% and 7.34% per annum, respectively. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. The average interest rate for the six months ended June 30, 2001, was 5.81% per annum. (5.23% per annum for the three months ended June 30, 2001.) The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

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

During the six months ended June 30, 2001, the Company made total principal payments of $509,024 ($126.34 per Note) on the Notes pursuant to the Settlement ($206,809 or $51.33 per Note for the three months ended June 30, 2001). (See Note 1.)

8. Borrowings Under Repurchase Agreement

During the six months ended June 30, 2001, the Company entered into two repurchase agreements to provide financing for the distributions and Unit buy-backs pursuant to the Settlement and implementation of its investment strategy. As of June 30, 2001, the repurchase agreements had an aggregate outstanding balance of $16,475,000, which consists of one repurchase agreement with an outstanding principal balance of $9,500,000 that bears interest at 5.41% per annum and matures on January 18, 2002, and one repurchase agreement with an outstanding principal balance of $6,975,000 that bears interest at 3.94% and matures on June 26, 2002. The repurchase agreements are collateralized by two of the Company's mortgage-backed securities which had an aggregate carrying value of $17,367,331 at June 30, 2001.

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

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of (i) the fair market value on the Merger date of the original assets that are still owned by the Company, plus, (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee shall be payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are payable on a monthly basis. Administrative fees payable to the General Partner for the six months ended June 30, 2001, were $165,300 ($85,200 for the three months ended June 30, 2001).

An affiliate of the Company's General Partner was retained to provide property management services for Fox Hollow Apartments, Misty Springs Apartments, the Ponds at Georgetown, Waterman's Crossing, Delta Crossing (beginning in April 2001) and Monticello Apartments (beginning in April 2001). The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property (in the case of residential property) or 6% of the gross revenues of such property (in the case of industrial or commercial property); provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees payable to an affiliate of the General Partner totaled $139,711 for the six months ended June 30, 2001 ($77,042 for the three months ended June 30, 2001).

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company. The amount of such expenses and costs reimbursed to the General Partner for the six months ended June 30, 2001, was $869,861 ($392,860 for the three months ended June 30, 2001). Such reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

10. Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the six months ended June 30, 2000 are presented as if the Merger had been completed on January 1, 2000.

<IMG SRC="image41.gif">

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

Liquidity and Capital Resources

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on or about March 30, 2001. In accordance with the Settlement, the Company is also attempting to purchase $3,500,000 in Units on the open market at various times during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year. Through June 30, 2001, the Company purchased 533,257 Units at an aggregate cost of $3,384,326.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of one Operating Partnership, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of three Operating Partnerships and, along with CS Properties II Inc., as a co-general partner of one Operating Partnership. Effective in April 2001, CS Properties II, Inc. also serves as the general partner of Delta Crossing and Monticello Apartments.

In addition, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Housing Administration ("FHA") ("the FHA Loans"), one of which was paid to the Company in full in June 2001, and (c) certain GNMA securities backed by pools of single-family mortgages.

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

In keeping with its investment strategy, during the three months ended June 30, 2001, the Company borrowed $6,975,000 against one of its GNMA Certificates through the utilization of a repurchase agreement. The repurchase agreement bears interest at 3.94% per annum and had an original term of one year. The repurchase agreement matures in June 2002. The Company also sold corporate equity securities for $125,000. In addition, the Company received distributions of $127,455 from two of its Operating Partnership investments and made an additional investment of $6,454,331 in one of its Operating Partnership investments. The Operating Partnership utilized the proceeds of such additional investment to pay off its mortgage loan, including accrued interest. The Company, in turn, was then paid the full amount of principal and accrued interest due on its related FHA Loan investment.

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

Asset Quality

Except as discussed above, the overall status of the Company's investments has remained relatively constant since March 31, 2001.

The following table shows the occupancy levels of the properties financed by the Company at June 30, 2001:

<IMG SRC="image42.gif">

Results of Operations

As more fully described herein, the results of operations for periods prior to the Merger include only the historical operating results of the Predecessor, i.e. Cap Source I, and, therefore, do not include the historical operating results of Cap Source II. Also refer to the pro forma Statement of Operations for the six months ended June 30, 2000, included in Note 10 to the accompanying interim financial statements.

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Mortgage-backed securities income of the Company increased $558,975 for the three months ended June 30, 2001, compared to mortgage-backed securities income of the Predecessor during the same period in 2000. Such increase is due to the Merger which resulted in an increase of approximately 76% in the Company's mortgage-backed securities portfolio, which was slightly offset by the continued amortization of the principal balances of the Company's mortgage-backed securities.

Interest income on cash and cash equivalents of the Company decreased $80,573 for the three months ended June 30, 2001, compared to that of the Predecessor for the same period in 2000 due to a reduction in the average cash balance resulting from the payment of distributions pursuant to the Settlement Agreement.

The Company recognized dividend income of $27,376 during the three months ended June 30, 2001, on its investments in corporate equity securities. The Predecessor did not invest in such securities and, therefore, did not recognize dividend income during the comparable period of 2000.

The Company recorded equity in earnings of Operating Partnerships of $98,129 for the three months ended June 30, 2001. Such equity in earnings consists of equity in earnings of Operating Partnership investments formerly held by the Predecessor of $127,455 representing distributions received from two of such Operating Partnerships and equity in losses of $29,326 on Operating Partnership investments acquired as a result of the Merger. The equity in losses represents the Company's pro rata share of the Operating Partnerships' income or losses. During the comparable period of 2000, the Predecessor recorded equity in earnings of Operating Partnerships of $49,500, representing a distribution received from one of the Operating Partnerships. Accordingly, equity in earnings of Operating Partnerships increased $48,629 from 2000 to 2001.

Operating and administrative expenses of the Company increased $114,847 for the three months ended June 30, 2001, compared to those of the Predecessor for the same period in 2000. Such increase is primarily due to the Merger, including administrative fees payable to the General Partner.

The Company recognized interest expense of $180,424 during the three months ended June 30, 2001, consisting of interest expense of $132,968 on repurchase agreement obligations of $9,500,000 and $6,975,000 entered into in January and June of 2001, respectively, and $47,456 of interest expense on notes payable originated in connection with the Merger. The Predecessor did not have such obligations and, therefore, did not recognize interest expense during the comparable period of 2000.

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

Mortgage-backed securities income of the Company increased $1,123,909 for the six months ended June 30, 2001, compared to mortgage-backed securities income of the Predecessor during the same period in 2000. Such increase is due to the Merger which resulted in an increase of approximately 76% in the Company's mortgage-backed securities portfolio, which was slightly offset by the continued amortization of the principal balances of the Company's mortgage-backed securities.

Interest income on cash and cash equivalents of the Company decreased $71,496 for the six months ended June 30, 2001, compared to that of the Predecessor for the same period in 2000 due to a reduction in the average cash balance resulting from the payment of distributions pursuant to the Settlement Agreement.

The Company recognized dividend income of $40,520 during the six months ended June 30, 2001, on its investments in corporate equity securities. The Predecessor did not invest in such securities and, therefore, did not recognize dividend income during the comparable period of 2000.

The Company recorded equity in earnings of Operating Partnerships of $68,312 for the six months ended June 30, 2001. Such equity in earnings consists of equity in earnings of Operating Partnership investments formerly held by the Predecessor of $127,455 representing distributions received from two of such Operating Partnerships and equity in losses of $59,143 on Operating Partnership investments acquired as a result of the Merger. The equity in losses represents the Company's pro rata share of the Operating Partnerships' income or losses. During the comparable period of 2000, the Predecessor recorded equity in earnings of Operating Partnerships of $64,988, representing distributions received from two of the Operating Partnerships. Accordingly, equity in earnings of Operating Partnerships increased $3,324 from 2000 to 2001.

Operating and administrative expenses of the Company increased $315,949 for the six months ended June 30, 2001, compared to those of the Predecessor for the same period in 2000. Such increase is primarily due to the Merger, including administrative fees payable to the General Partner.

The Company recognized interest expense of $345,712 during the six months ended June 30, 2001, consisting of interest expense of $237,186 on repurchase agreement obligations of $9,500,000 and $6,975,000 entered into in January and June of 2001, respectively, and $108,526 of interest expense on notes payable originated in connection with the Merger. The Predecessor did not have such obligations and, therefore, did not recognize interest expense during the comparable period of 2000.

The Company recognized a gain of $5,847 on the sale of corporate equity securities during the six months ended June 30, 2001. The Predecessor did not invest in such securities and, therefore, did not recognize any gains or losses resulting from related sales during the comparable period of 2000.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Company on January 1, 2002.

FAS 142 will require that goodwill no longer be amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $863,000. Amortization expense related to such goodwill was approximately $18,000 for the six month period ended June 30, 2001, and is expected to be approximately $36,000 for the year ended December 31, 2001. Management does not believe the impact of adoption of the new pronouncements will have a significant effect on the financial statements.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. Unit holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's market risk since December 31, 2000, except as noted below.

During January 2001 and June 2001, the Company borrowed $9,500,000 and $6,975,000 against two of its GNMA Certificates through the utilization of repurchase agreements. One GNMA Certificate had a carrying value of $10,022,979 at June 30, 2001, bears interest at a fixed rate of 8.75% per annum, and has a final maturity date of December 15, 2030. The other GNMA Certificate had a carrying value of $7,344,352 at June 30, 2001, bears interest at 7.5% and has a final maturity date of December 15, 2029. The $9,500,000 repurchase agreement bears interest at a fixed rate of 5.41% per annum and matures on January 18, 2002. The $6,975,000 repurchase agreement bears interest at a fixed rate of 3.94% and matures on June 26, 2002.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on March 30, 2001. In accordance with the Settlement, the Company is also attempting to purchase $3,500,000 in Units on the open market during 2001. In the event that less than $3,500,000 in Units are purchased by the Company during 2001, the difference will be distributed in cash to Unit holders after the close of the fiscal year. Through June 30, 2001, the Company purchased 533,257 Units at an aggregate cost of $3,384,326.

There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 6. Exhibits and Reports on Form 8-K.

(a). Exhibits.

The following exhibits are filed as required by this report.

Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2(a) Agreement and Plan of Merger among the

Company and Cap Source and Cap Source II

incorporated by reference to Appendix A to the Prospectus

included in Registration Statement on Form S-4 (No. 333-52117)

filed by the Registrant on November 8, 1999).

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

4(d) Form of Unit Certificate of the Registrant incorporated by reference to Exhibit 4.03 to the

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

Date: August 10, 2001