Form 10-Q
period 2001-09-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2001-11-14
CIK 1060383

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2001 or

Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from to

Commission File Number: 000-32227

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P
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
BALANCE SHEETS

See accompanying notes to financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

Company For the Nine Months Ended Sept. 30, 2001	Predecessor (1) For the Nine Months Ended Sept. 30, 2000
Cash flows from operating activities		
Net income	$ 2,950,767	$ 2,314,192
Adjustments to reconcile net income to net cash from operating activities		
Equity in earnings of Operating Partnership	(376,972)	(170,146)
Amortization of discount on mortgage-backed securities	(1,495)	(1,112)
Amortization of goodwill	26,978	-
Depreciation Expense	36,795	-
Amortization of debt financing costs	4,131	-
Gain on sale of investments	(5,847)	-
Decrease (increase) in interest and dividends receivable	125,788	1,427
Decrease (increase) in other assets	(197,243)	(10,795)
Decrease in accounts payable	(885,000)	(189,214)
Increase in interest payable	270,511	-
Net cash provided by operating activities	1,948,413	1,944,352
Cash flows from investing activities		
FHA Loan and GNMA Certificate principal payments received	15,625,766	276,668
Proceeds from sale of corporate equity securities	150,711	-
Distributions received from Operating Partnerships	336,767	170,146
Investment in Operating Partnerships	(15,383,200)	-
Investment in real estate	(2,822,393)	-
Merger transaction costs paid	(10,000)	(351,270)
Purchase of corporate equity securities	(1,825,944)	-
Net cash provided by (used in) investing activities	(3,928,293)	95,544
Cash flows from financing activities		
Distributions paid	(12,356,894)	(2,581,791)
Purchase of Units	(3,522,668)	-
Cash paid in lieu of fractional Units and Notes	(117,486)	
Debt financing costs paid	(285,044)	
Principal payments on notes payable	(509,024)	-
Borrowings under repurchase agreements	20,325,000	-
Net cash provided by (used in) financing activities	3,533,884	(2,581,791)
Net increase (decrease) in cash and cash equivalents	1,554,005	(541,895)
Cash and cash equivalents at beginning of period	8,543,561	8,658,997
Cash and cash equivalents at end of period	$ 10,097,566	$ 8,117,102
Supplemental disclosure of cash flow information:		
Cash paid during the period for interest	$ 141,026	$ -

Supplemental disclosure of non-cash investing and financing items:

In August 2001, the Company assumed bonds payable of $11,320,000 in exchange for the acquisition of an investment in real estate.

(1) Predecessor refers to Capitol Source L.P. only and, therefore, does not include the accounts of Capitol Source II L.P.-A. (Also see Note 1 to the financial statements.)

See accompanying notes to financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

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

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note (see Note 6) on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on March 30, 2001. In accordance with the Settlement, the Company purchased 554,157 Units on the open market, through September 30, 2001, at an aggregate cost of $3,522,668. Such amount was included as part of the $3,500,000 which was accrued and reflected in Statement of Partners' Capital (Deficit) at December 31, 2000, as part of the Settlement.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

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

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of The Ponds at Georgetown, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing, Fox Hollow Apartments and Highland Park Apartments (effective September 2001), along with CS Properties II, Inc., as a co-general partner of The Ponds at Georgetown. In April 2001, CS Properties II, Inc. also became the general partner of Delta Crossing and Monticello Apartments. Additionally, as a result of the Merger, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Home Loan Mortgage Administration ("FHA") (the "FHA loans"), two of which were paid to the Company in full, one in June 2001 and one in September 2001, and (c) certain GNMA securities backed by pools of single-family mortgages. In August 2001, the Company purchased Brentwood Oaks Apartments, a multifamily residential property located in Nashville, Tennessee

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

2. Basis of Presentation

The accompanying financial statements include the accounts of the Company and, prior to the Merger, the accounts of the Predecessor. The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2001 and results of operations for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

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

4. Investment in Operating Partnerships

The Company's Investment in Operating Partnerships consists of interests in limited partnerships which own multifamily residential properties, some of which are financed by certain GNMA Certificates and FHA Loans held by the Company. The limited partnership agreements provide for the payment of certain amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at September 30, 2001, are as follows:

Reconciliation of the carrying amount of the investment in Operating Partnerships is as follows:

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

5. Investment in Real Estate

The Company's investment in real estate is recorded at the lower of the Company's cost or fair value. The Company periodically reviews the carrying value of each property to determine if circumstances exist indicating impairment in the carry value of the property. Depreciation of the real estate is based on the estimated useful life of the property (27 1/2 years) using the straight-line method. Rental revenue is recognized as earned, net of any vacancy loss and rental concessions offered.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

6. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the Merger. At September 30, 2001, and December 31, 2000, the Notes had an aggregate principal balance of $3,519,976 and $4,029,000, respectively, consisting of $2,756,397 and $3,155,000, respectively, of Notes issued to former BAC holders of Cap Source I and $763,579 and $874,000, respectively, of Notes issued to former BAC holders of Cap Source II.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. At September 30, 2001, and December 31, 2000, such rate was 4.59% and 7.34% per annum, respectively. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. The average interest rate for the nine months ended September 30, 2001, was 5.45% per annum. (4.74% per annum for the three months ended September 30, 2001.) The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption.

The Company is required to use 80% of the net proceeds (as defined in the indenture of trust related to such Notes) from sales or refinancing of assets of the Company that were owned by Cap Source I or Cap Source II prior to the transaction ("Designated Assets") to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture. Eighty percent of the net proceeds from sales or refinancing of Cap Source I Designated Assets will be used to prepay the Notes held by former Cap Source I investors. Eighty percent of the net proceeds from sales or refinancing of Cap Source II Designated Assets will be used to prepay the Notes held by former Cap Source II Investors.

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

During the nine months ended September 30, 2001, the Company made total principal payments of $509,024 ($126.34 per Note) on the Notes pursuant to the Settlement. (See Note 1.)

7. Bonds Payable

Bonds payable at September 30, 2001, consists of the following:

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

8. Borrowings Under Repurchase Agreements

During the nine months ended September 30, 2001, the Company entered into three repurchase agreements to provide financing for the distributions and Unit buy-backs pursuant to the Settlement and implementation of its investment strategy. As of September 30, 2001, the repurchase agreements had an aggregate outstanding balance of $20,325,000, which consists of one repurchase agreement with an outstanding principal balance of $9,500,000 that bears interest at 5.41% per annum and matures on January 18, 2002, one repurchase agreement with an outstanding principal balance of $6,975,000 that bears interest at 3.94% and matures on June 26, 2002, and one repurchase agreement with an outstanding principal balance of $3,850,000 that bears interest at 3.69% and matures on September 6, 2002. The repurchase agreements are collateralized by three of the Company's mortgage-backed securities which had an aggregate carrying value of $21,496,735 at September 30, 2001.

9. Transactions with Related Parties

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition. The amount of such fees paid to the General Partner for the three and nine months ended September 30, 2001, was $173,571 in connection with the purchase of Brentwood Oaks Apartments.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of (i) the fair market value on the Merger date of the original assets that are still owned by the Company, plus, (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO, as defined in the Limited Partnership Agreement, represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are payable on a monthly basis. Administrative fees payable to the General Partner for the nine months ended September 30, 2001, were $245,781 ($80,481 for the three months ended September 30, 2001).

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

An affiliate of the Company's General Partner was retained to provide property management services for Fox Hollow Apartments, Misty Springs Apartments, the Ponds at Georgetown, Waterman's Crossing, Delta Crossing (beginning in April 2001), Monticello Apartments (beginning in April 2001), Brentwood Oaks (beginning in September 2001), and Highland Park (beginning in October 2001). The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such residential property; provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees payable to an affiliate of the General Partner totaled $234,920 for the nine months ended September 30, 2001 ($95,209 for the three months ended September 30, 2001).

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company. The amount of such expenses and costs reimbursed to the General Partner for the nine months ended September 30, 2001, was $1,201,903 ($332,042 for the three months ended September 30, 2001). Such reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

10. Pro Forma Financial Statements

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the nine months ended September 30, 2000 are presented as if the Merger had been completed on January 1, 2000.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

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

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

Liquidity and Capital Resources

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on or about March 30, 2001. In accordance with the Settlement, the Company purchased 554,157 Units on the open market through September 30, 2001, at an aggregate cost of $3,522,668.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of one Operating Partnership, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. Currently, CS Properties I, Inc. also serves as the general partner of three Operating Partnerships and, along with CS Properties II Inc., as a co-general partner of one Operating Partnership. Currently, CS Properties II, Inc. also serves as the general partner of two other Operating Partnerships.

As an additional result of the merger, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Housing Administration ("FHA") ("the FHA Loans"), two of which were paid to the Company in full, one in June 2001, and the other in September 2001 and (c) certain GNMA securities backed by pools of single-family mortgages.

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

In keeping with its investment strategy, during the nine months ended September 30, 2001, the Company has borrowed $20,325,000 against three of its GNMA Certificates through the utilization of repurchase agreements. In addition, the Company received distributions of $336,767 from three of its Operating Partnership investments and made an additional investment of $15,383,200 in three of its Operating Partnership investments. Two of the Operating Partnerships utilized the proceeds of such additional investment to pay off their mortgage loans, including accrued interest. The Company, in turn, was then paid the full amount of principal and accrued interest due on its related FHA Loan investments.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

In August 2001, the company purchased Brentwood Oaks Apartments, a multifamily residential property located in Nashville, Tennessee. The property was 98% occupied on September 30, 2001. The acquisition was financed with cash of $2,822,393 and through the assumption of bonds payable of $11,320,000 collateralized by the property. The bonds payable effectively bear interest at a weekly variable rate, which averaged 3.15% from the date of acquisition through September 30, 2001. The principal amount of the bonds does not amortize over its term. The bonds payable matures on June 1, 2007. As of September 30, 2001 this property had a depreciated book cost of $14,105,598.

The Merger and the implementation of the change in investment strategy will materially affect the Company's future operations as compared to those of the Predecessor. Accordingly, the currently reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

The Company believes it has adequate financial resources, including the ability to borrow funds, to meet its obligations as they become due, as well as to actively pursue it's investment strategy.

The terrorist attacks which occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response have caused significant uncertainty in the global financial markets. While the short-term and long-term effects of these events and their potential consequences are uncertain, they could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity. Among other things, a downturn in the economy may have an adverse effect on the occupancy rental income earned by the property owned by the Company, and the properties owned by the Operating Partnerships. It is possible that short-term interest rates may be affected by these events. If that were to happen, our earnings would be negatively affected. In addition, the fair market value of our investments in GNMA and FHA Loans may decrease as a result of adverse economic conditions, changes in interest rates and other factors, all of which could be affected by the events of the September 11, 2001 and their aftermath.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

Asset Quality

Except as discussed above, the overall status of the Company's investments has remained relatively constant since June 30, 2001.

The following table shows the occupancy levels of the properties financed by the Company at September 30, 2001:

Results of Operations

As more fully described herein, the results of operations for periods prior to the Merger include only the historical operating results of the Predecessor, i.e. Cap Source I, and, therefore, do not include the historical operating results of Cap Source II. Also refer to the pro forma Statement of Operations for the nine months ended September 30, 2000, included in Note 12 to the accompanying interim financial statements.

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

Mortgage-backed securities income of the Company increased $387,024 for the three months ended September 30, 2001, compared to mortgage-backed securities income of the Predecessor during the same period in 2000. Such increase is due to the Merger, which resulted in an increase of approximately 76% in the Company's mortgage-backed securities portfolio, which was offset by the continued amortization of the principal balances of the Company's mortgage-backed securities, including the principal payoff of the Delta Crossing FHA Loan ($6.7 million) in June 2001.

Interest income on cash and cash equivalents of the Company decreased $52,971 for the three months ended September 30, 2001, compared to that of the Predecessor for the same period in 2000 due to a reduction in the average cash balance resulting from the payment of distributions and purchase of Units pursuant to the Settlement Agreement and the reduction in interest rates earned on such investments.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

The Company recognized rental income of $165,378 and real estate operating expenses of $105,479 during the three months ended September 30, 2001. Such real estate income and expenses were incurred due to the acquisition of Brentwood Oaks Apartments in August 2001. The Predecessor did not own an investment in real estate and, therefore did not recognize any real estate income or expense during the comparable period in 2000.

The Company recognized dividend income of $37,203 during the three months ended September 30, 2001, on its investments in corporate equity securities. The Predecessor did not invest in such securities and, therefore, did not recognize dividend income during the comparable period of 2000.

The Company recorded equity in earnings of Operating Partnerships of $308,660 for the three months ended September 30, 2001. Such equity in earnings consists of equity in earnings of Operating Partnership investments formerly held by the Predecessor of $209,312 representing distributions received from three of such Operating Partnerships and equity in earnings of $99,348 on Operating Partnership investments acquired as a result of the Merger. The equity in earnings of the Operating Partnerships acquired as a result of the Merger represents the Company's pro rata share of the Operating Partnerships' income or losses. During the comparable period of 2000, the Predecessor recorded equity in earnings of Operating Partnerships of $105,158, representing a distribution received from one of the Operating Partnerships. Accordingly, equity in earnings of Operating Partnerships increased $203,502 from 2000 to 2001.

Operating and administrative expenses of the Company increased $184,433 for the three months ended September 30, 2001, compared to those of the Predecessor for the same period in 2000. Such increase is primarily due to the Merger, including administrative fees payable to the General Partner.

The Company recognized interest expense of $254,092 during the three months ended September 30, 2001, consisting of interest expense of $211,439 on repurchase agreement obligations of $9,500,000, $6,975,000, 3,850,000 entered into in January, June, and September of 2001, respectively, and $42,653 of interest expense on notes payable originated in connection with the Merger. The Predecessor did not have such obligations and, therefore, did not recognize interest expense during the comparable period of 2000.

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

Mortgage-backed securities income of the Company increased $1,510,933 for the nine months ended September 30, 2001, compared to mortgage-backed securities income of the Predecessor during the same period in 2000. Such increase is due to the Merger, which resulted in an increase of approximately 76% in the Company's mortgage-backed securities portfolio, which was slightly offset by the continued amortization of the principal balances of the Company's mortgage-backed securities, including the principal payoff of the Delta Crossing FHA Loan ($6.7 million) in June 2001.

Interest income on cash and cash equivalents of the Company decreased $124,467 for the nine months ended September 30, 2001, compared to that of the Predecessor for the same period in 2000 due to a reduction in the average cash balance resulting from the payment of distributions and purchase of Units pursuant to the Settlement Agreement and the reduction in interest rates earned on such investments

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

The Company recognized rental income of $165,378 and real estate operating expenses of $105,479 during the three months ended September 30, 2001. Such real estate income and expenses were incurred due to the acquisition of Brentwood Oaks Apartments in August 2001. The Predecessor did not own an investment in real estate and, therefore did not recognize any real estate income or expense during the comparable period in 2000.

The Company recognized dividend income of $77,723 during the nine months ended September 30, 2001, on its investments in corporate equity securities. The Predecessor did not invest in such securities and, therefore, did not recognize dividend income during the comparable period of 2000.

The Company recorded equity in earnings of Operating Partnerships of $376,972 for the nine months ended September 30, 2001. Such equity in earnings consists of equity in earnings of Operating Partnership investments formerly held by the Predecessor of $336,767 representing distributions received from three of such Operating Partnerships and equity in earnings of $40,205 on Operating Partnership investments acquired as a result of the Merger. The equity in earnings represents the Company's pro rata share of the Operating Partnerships' income or losses. During the comparable period of 2000, the Predecessor recorded equity in earnings of Operating Partnerships of $170,146, representing distributions received from three of the Operating Partnerships. Accordingly, equity in earnings of Operating Partnerships increased $206,826 from 2000 to 2001.

Operating and administrative expenses of the Company increased $500,382 for the nine months ended September 30, 2001, compared to those of the Predecessor for the same period in 2000. Such increase is primarily due to the Merger, including administrative fees payable to the General Partner.

The Company recognized interest expense of $599,804 during the nine months ended September 30, 2001, consisting of interest expense of $448,625 on repurchase agreement obligations of $9,500,000, $6,975,000, and 3,850,000 entered into in January, June, and September of 2001, respectively, and $151,179 of interest expense on notes payable originated in connection with the Merger. The Predecessor did not have such obligations and, therefore, did not recognize interest expense during the comparable period of 2000.

The Company recognized a gain of $5,847 on the sale of corporate equity securities during the nine months ended September 30, 2001. The Predecessor did not invest in such securities and, therefore, did not recognize any gains or losses resulting from related sales during the comparable period of 2000.

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

FAS 142 will require that goodwill no longer be amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $863,000. Amortization expense related to such goodwill was approximately $27,000 for the nine month period ended September 30, 2001, and is expected to be approximately $36,000 for the year ended December 31, 2001. Management does not believe the impact of adoption of the new pronouncements will have a significant effect on the financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

In October 2001, the FASB issued FAS No.144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Company on January 2002, is not expected to have a significant impact on the financial statements of the Company.

Forward Looking Statements

This report contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. Unit holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's market risk since December 31, 2000, except as noted below.

The Company assumed bonds payable of $11,320,000 in connection with the acquisition of Brentwood Oaks Apartments. The bond bears interest at a weekly reset, highly rated bond composite variable rate and matures on June 1, 2007. The weekly variable rate is capped at 9.27% and averaged 3.15% from the date of acquisition through September 30, 2001. The variable interest rate subjects the Company to interest rate risk in the event that interest rates increase.

In addition, in January, June, and September 2001, the Company borrowed $9,500,000, $6,975,000 and 3,850,000 respectively, against three of its GNMA Certificates through the utilization of repurchase agreements. The $9,500,000 repurchase agreement bears interest at a fixed rate of 5.41% per annum and matures on January 18, 2002. The $6,975,000 repurchase agreement bears interest at a fixed rate of 3.94% and matures on June 26, 2002. The $3,850,000 repurchase agreement bears interest at a fixed rate of 3.69% and matures on September 6, 2002.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on March 30, 2001. In accordance with the Settlement, the Company also purchased 554,157 Units on the open market through September 30, 2001 at an aggregate cost of $3,522,668.

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

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

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

Date: November 12, 2001