Form 10-K
period 2001-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2002-03-27
CIK 1060383

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2001
Printable Version

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Company's Units held by non-affiliates of the Company on March 8, 2002, based on the final sales price per Unit as reported in the Wall Street Journal on March 7, 2002 was $49,820,111.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Company's Common Equity and Related
Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

PART III

Item 10. Directors and Executive Officers of Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

Item 1. Business.

America First Real Estate Investment Partners, L.P. (the "Company") was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and, (iii) provide enhanced liquidity and market value of its Units. The general partner of the Company is America First Capital Source I L.L.C. (the General Partner).

The Company is classified as a partnership for federal income tax purposes, accordingly, no provision for income taxes is made. The distributive share of the Company's income, deductions and credits is included in each Unit holder's income tax return.

The Company began operations on December 31, 2000, when it merged with Capital Source L.P. ("Cap Source I") and Capital Source II L.P.-A, ("Cap Source II", and together with Cap Source I, the "Partnerships"), (the "Merger"). The Company was the surviving partnership from the Merger. The beneficial assignment certificates representing assigned limited partner interests in the Partnerships (the "BACs") were converted, at the election of the BAC holders, into either Units of assigned limited partner interests in the Company (the "Units") or certain Variable Rate Junior Notes issued in two separate series by the Company (the "Notes"). The Company issued a total of 7,351,812 Units and $4,029,000 principal amount of Notes. The Notes are due January 15, 2008, but are callable by the Company at any time after the date of issuance. The Units are listed on the Nasdaq National Market under the symbol "AFREZ." The Notes are not publicly traded.

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

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to Unit holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit (consisting of a special distribution of approximately $0.51 per Unit and a regular quarterly distribution of $0.15 per Unit), and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on or about March 31, 2001. In accordance with the Settlement, the Company also purchased 554,157 Units on the open market in 2001 at an aggregate cost of $3,522,668. Such amount was included as part of the $3,500,000 which was accrued and reflected in the Statement of Partners' Capital (Deficit) at December 31, 2000, as part of the Settlement.

The General Partner was a general partner of the Predecessor and is controlled by the same entity, America First Companies L.L.C. ("America First"), that controlled the general partners of the Partnerships. Neither America First nor the general partners of the Partnerships were issued any Units or Notes in connection with the Merger. The General Partner owns a 1% general partner interest in the Company.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of The Ponds at Georgetown, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing, Fox Hollow Apartments, Highland Park Apartments (effective September 2001) and Bluff Ridge Apartments (effective December 2001). In April 2001, CS Properties II, Inc. also became the general partner of Delta Crossing and Monticello Apartments. Additionally, as a result of the merger, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), and collateralized by first mortgage loans on six of the Apartment Complexes, (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Housing Administration ("FHA") ("the FHA Loans"), all of which were paid to the Company in full during the year ending December 31, 2001, and (c) certain GNMA securities backed by pools of single-family mortgages.

The exchange values, which were intended to fairly represent the value of the assets of the Partnerships, used to determine the allocation of Units and Notes among the Partnerships were based on: (a) the principal amount of GNMA Certificates collateralized by first mortgage loans on Apartment Complexes and the FHA Loans as shown in the Partnerships' audited financial statements as of December 31, 1998; (b) the value of the Partnerships' limited partner interests in the Operating Partnerships; and (c) the market value of the Partnerships' remaining net assets as shown in the Partnerships' audited financial statements as of December 31, 1998. The fair market value of the real estate held by the Operating Partnerships, as determined by real estate appraisals dated December 31, 1998, was the value assigned to the real estate for the purpose of determining the exchange values.

The Company has the ability to acquire and its strategy includes the acquisition of additional multifamily residential properties. In addition, the Company has the ability to more actively manage the makeup of its real estate portfolio as compared to the Partnerships. The Company's investment strategy will be funded from: (i) available cash and short-term investments; (ii) borrowing against or sale of the existing properties; (iii) borrowing against or sale of the GNMA Certificates; and (iv) borrowing against the additional properties acquired by the Company subsequent to the Merger. The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies. The Merger and the change in the Company's investment strategy will materially affect the Company's future operations as compared to those of the Predecessor. Accordingly, the historically reported financial presentation and results are not necessarily indicative of the Company's future operations or financial results.

In keeping with its investment strategy, during the year ended December 31, 2001, the Company accomplished several transactions.

In August, the Company acquired Brentwood Oaks Apartments, a 262 unit multifamily residential property located in Nashville, Tennessee. The Company financed the $14,120,000 acquisition with cash of approximately $2,800,000 and through the assumption of bonds payable of $11,320,000 collateralized by the property.

In December, the Company acquired Huntsview Apartments, a 240 unit multifamily residential property located in Greensboro, North Carolina. The Company financed the $11,100,000 acquisition with cash of approximately $3,900,000 and through the assumption of a mortgage payable of $7,200,000 collateralized by the property.

During 2001, the Company borrowed $20,325,000 against three of its GNMA Certificates through the utilization of repurchase agreements. The proceeds from the repurchase agreement were used for the payment of special distributions and repurchase of outstanding Units related to the Settlement, the acquisition of multifamily residential real estate investments and the acquisition of corporate equity securities.

In addition, the Company received distributions of approximately $816,000 from four of the Operating Partnerships and made additional investments of approximately $18,800,000 in three of the Operating Partnerships. The Operating Partnerships utilized the proceeds of the additional investments to pay off their mortgage loans, including accrued interest. Accordingly, the Company received the full amount of principal and accrued interest due on its related FHA Loan investments. In effect, such transactions eliminated the mortgage insurance on the FHA Loan investments.

Effective January 1, 2002, the Company acquired CS Properties I, Inc. and CS Properties II, Inc. Such entities own the general partner interest and the special limited partner interest, representing all of the remaining equity ownership interest, in the following eight Operating Partnerships: Bluff Ridge Associated Limited Partnership, Delta Crossing Limited Partnership, Fox Hollow, Ltd., Interstate Limited Partnership, Cypress Landings II, Ltd., Centrum Monticello Limited Partnership, The Ponds at Georgetown Limited Partnership and Oyster Cove Limited Partnership. As a result of the acquisition, the Company now owns 100% of each Operating Partnership and, accordingly, will present the results of each on a consolidated basis with that of the Company from the date of acquisition.

While the principal and interest on the GNMA Certificates are ultimately guaranteed by the United States government, the amount of cash distributions received by the Company from the Operating Partnerships and the investment in real estate is a function of the net rental revenues generated by the properties owned by the Operating Partnerships and the investment in real estate. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rate and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

The Company believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters, and the Company is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Company for the remediation thereof.

The Company has no employees. Certain services are provided to the Company by employees of America First which is the controlling member of the general partner of the Company, and the Company reimburses America First for its allocated salaries and benefits. The Company is not charged and does not reimburse for the services performed by managers and officers of America First.

Item 2. Properties.

Properties owned by the Company at December 31, 2001 are described in the following table:

(1) The Company owns an approximate 99% interest in this property via its approximate 99% ownership of the Operating Partnership which owns the property.

The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Company is not available to the Company and, accordingly, is not included in the following table.

2001	2000	1999	1998	1997
BLUFF RIDGE APARTMENTS					
Average Occupancy Rate	95%	98%	99%	99%	96%
Average Effective Annual Rental Per Unit	$ 7,152	$ 6,850	$ 6,734	$ 6,644	$ 6,258
BRENTWOOD OAKS					
Average Occupancy Rate	97% (1)	-	-	-	-
Average Effective Annual Rental Per Unit	$ 7,800 (2)	$ -	$ -	$ -	$ -
CRANE'S LANDING					
Average Occupancy Rate	97%	95%	96%	96%	96%
Average Effective Annual Rental Per Unit	$ 8,933	$ 8,332	$ 8,090	$ 7,577	$ 7,366
DELTA CROSSING					
Average Occupancy Rate	92%	94%	94%	94%	93%
Average Effective Annual Rental Per Unit	$ 7,480	$ 7,562	$ 7,634	$ 7,457	$ 7,260
FOX HOLLOW APARTMENTS					
Average Occupancy Rate	91%	98%	96%	95%	96%
Average Effective Annual Rental Per Unit	$ 7,362	$ 6,980	$ 6,781	$ 6,480	$ 6,482
HIGHLAND PARK APARTMENTS					
Average Occupancy Rate	90%	95%	94%	95%	93%
Average Effective Annual Rental Per Unit	$ 7,051	$ 6,597	$ 6,852	$ 6,392	$ 6,333
HUNTSVIEW APARTMENTS					
Average Occupancy Rate	88% (1)	-	-	-	-
Average Effective Annual Rental Per Unit	$ 9,031 (2)	$ -	$ -	$ -	$ -
MISTY SPRINGS APARTMENTS					
Average Occupancy Rate	99%	99%	99%	99%	99%
Average Effective Annual Rental Per Unit	$ 7,319	$ 7,071	$ 6,752	$ 6,509	$ 6,101
MONTICELLO APARTMENTS					
Average Occupancy Rate	97%	93%	90%	98%	97%
Average Effective Annual Rental Per Unit	$ 7,128	$ 9,661	$ 9,120	$ 9,627	$ 8,873
THE PONDS AT GEORGETOWN					
Average Occupancy Rate	96%	99%	99%	99%	97%
Average Effective Annual Rental Per Unit	$ 11,528	$ 11,220	$ 10,732	$ 10,362	$ 9,883
WATERMAN'S CROSSING					
Average Occupancy Rate	98%	99%	99%	99%	98%
Average Effective Annual Rental Per Unit	$ 8,481	$ 8,167	$ 7,822	$ 7,535	$ 7,207
WATER'S EDGE APARTMENTS					
Average Occupancy Rate	93%	92%	95%	96%	96%
Average Effective Annual Rental Per Unit	$ 10,402	$ 9,282	$ 9,587	$ 9,274	$ 8,723

(1) Represents the average occupancy from the date of acquisition (Brentwood Oaks August 2001 and Huntsview Apartments December 2001).

(2) Average effective annual rental per unit is annualized from the date of acquisition.

Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the properties, generally 27-1/2 years.

In the opinion of the Company's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 to the Company's Consolidated Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ending December 31, 2001, to a vote of the Company's security holders.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

    Market Information. The Units began trading on the NASDAQ National Market System on January 22, 2001 under the trading symbol "AFREZ". As such, no market information existed prior to this date. The following table sets forth the high and low sale prices for the Units for each quarterly period from January 22, 2001 to December 31, 2001.

(b) Investors. The approximate number of Unit holders on March 8, 2002 was 7,830.

    Distributions. Total regular cash distributions paid or accrued to Unit holders during the fiscal year ended December 31, 2001 equaled $3,126,955 or $.60 per Unit.

Total special distributions (in connection with the Settlement) to Unit holders for the fiscal year ended December 31, 2001 were $9,066,277, or $1.26 per Unit.

Total regular cash distributions paid or accrued to BAC holders of Cap Source I during the fiscal year ended December 31, 2000 were $3,407,964, or $1.01 per BAC.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors, if any, which may adversely affect the Company's ability to make cash distributions in 2002 and thereafter.

Item 6. Selected Financial Data.

For financial accounting purposes, Cap Source I is considered the sole predecessor to the Company and, accordingly the historical operating results presented in this report as those of the "Predecessor" are those of Cap Source I. Under generally accepted accounting principles, the Merger was accounted for as a purchase by Cap Source I of 100% of the beneficial assignment certificates (known as "BACs") of Cap Source II. As a result of this treatment, the Company, as the successor to Cap Source I, recorded all of the assets and liabilities of Cap Source I at their historical cost, adjusted for the purchase of the net assets of Cap Source II which have been recorded at their fair value as of the date of the Merger. Set forth below is selected financial data for the Company and its Predecessor from December 31, 1997 through December 31, 2001. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

(1) Per BAC for all years prior to the date of the Merger.

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

The Company began operations on December 31, 2000, when it merged with Cap Source I and Cap Source II with the Company being the surviving entity. The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and (iii) provide enhanced liquidity and market value of its units. Management's strategy to meet these objectives includes acquiring investments in multifamily residential properties and acquiring securities of other entities engaged in similar real estate business.

Results of Operations

The Company's operating results depend primarily on income from its multifamily properties, which is substantially influenced by supply of and demand for apartment units, operating expense levels and property level operations. The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including those in which certain of the Company's properties operate. These conditions are attributable to a general deterioration of economic conditions, more market competition, and competition from single-family homes.

As a result of the above, the Company's properties are experiencing what management anticipates to be a short term decline in the physical and economic occupancy levels of its properties. At December 31, 2001, the average physical occupancy of the Company's properties was 95%, compared to 96% at December 31, 2000. For the year ended December 31, 2001, the average economic occupancy of the Company's properties was 92%, compared to 94% for the year ended December 31, 2000. The decrease in the average economic occupancy of the properties was primarily noted in the fourth quarter and is primarily attributable to the use of rental concessions to maintain physical occupancy levels.

In addition, property operating expenses such as utilities, insurance and property taxes continue to increase. Utility expenses have increased due to rate increases, property taxes have increased due to rate and assessed value increases in certain jurisdictions where the properties are located and insurance expenses have increased due to rate increases by insurance carriers. These expenses are fixed costs to an extent but are still actively managed.

In response to these conditions, management continues to actively manage each property to maximize the net operating income from each. This includes the employment of innovative on-site marketing techniques with a strong focus on resident retention and the negotiation and management of operating expenses. As a result, management believes the properties will continue to perform at reasonable levels during these conditions and will be well situated for growth when the conditions turn more favorable.

The following table sets forth certain information regarding the Company's real estate investments as of December 31, 2001:

Critical Accounting Policies

The Company considers its critical accounting policies to be the accounting for its investment in Operating Partnerships and the valuation of its investments in real estate assets.

The investment in Operating Partnerships consists of interests in limited partnerships which own multifamily residential properties. The investments in Operating Partnerships are accounted for using the equity method as the Company has significant influence, but not control over the Operating Partnerships. As such, the Company records its proportionate share of the Operating Partnerships' income or losses. The investments in the Operating Partnerships were recorded at the cost to acquire such interests. The Company suspends recognizing losses in the Operating Partnerships when its entire investment becomes consumed by such losses. Losses are then recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Company.

Cash distributions received from Operating Partnerships whose entire investment has been reduced to zero through the recognition of proportionate losses are recognized as income when received by the Company. The Company is not the general partner of the Operating Partnerships and does not have a legal obligation to provide additional cash support, nor has it indicated any commitment to provide this support; accordingly, the investment in such Operating Partnerships has not been reduced below zero.

Cash distributions received from Operating Partnerships whose entire investment has not been reduced to zero through the recognition of proportionate losses is recorded as a reduction of the Company's investment in the respective Operating Partnership. Such Operating Partnerships include the former Capital Source II assets, which were recorded at their estimated fair value on the date of the Merger, and Operating Partnerships in which the Company has made additional equity investments.

The GNMA Certificates owned by the Company are guaranteed as to principal and interest by GNMA and are backed by the full faith and credit of the United States government. The Operating Partnerships, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate owned by the Operating Partnerships and the amount of cash distributions received from the Operating Partnerships is a function of the net rental revenue generated by the properties owned by the Operating Partnerships.

It is the policy of the Company to make a periodic review of the estimated fair value of the properties underlying the Operating Partnerships. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value. The estimated fair value is determined based upon the estimated future cash flows of each property, discounted at an estimated capitalization rate. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

Each real estate property is recorded at the lower of the Company's cost or fair value. Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value. The estimated fair value is determined based upon the estimated future cash flows of each property, discounted at an estimated capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

The recognition of an impaired investment in an Operating Partnership or property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate and tax and insurance expenses. Different conditions or different assumptions applied to the calculation would likely result in materially different amounts. The Company does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjust its estimates accordingly.

The Company did not incur any impairment losses in the years ended December 31, 2001, 2000 or 1999.

Depreciation of real estate is based on the estimated useful life of the property, generally 27-1/2 years, using the straight-line method.

Maintenance and repairs are charged to expense as incurred. Capital improvements and significant betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

Misapplication of the Company's capitalization and depreciation policies may have a significant impact on the financial statements. The Company has designed preventive and detective controls for adherence to such policies. However, in the event of a control departure, materially different amounts may be reported.

The tables below compare the results of operations for each year shown.

In accordance with the purchase method of accounting, the results of operations for the years ended December 31, 2000 and 1999 up until the date of the Merger, December 31, 2000, are that of the Predecessor (Cap Source I) only, and are therefore not comparable with the Company's results of operations for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Mortgage-backed securities income increased $1,735,152 from 2000 to 2001 as a result of the Merger. Slightly offsetting this increase are decreases due to the payoff of three mortgage-backed securities in 2001 and the continued amortization of the principal balances of the mortgage-backed securities.

Interest income on cash and cash equivalents decreased $209,012 from 2000 to 2001 due to a decrease in the average balance of such investments and the decrease in rates earned thereon. The decrease in the average balance is attributable to the purchase of corporate equity securities, acquisitions of real estate properties and the payment of distributions in accordance with the Settlement.

The Company earned dividend income of $138,043 on its investment in corporate equity securities which were acquired in 2001. The Predecessor did not own corporate equity securities in 2000 and accordingly did not earn dividend income in 2000.

The Company earned rental income of $788,663, which is attributable to the 2001 acquisitions of Brentwood Oaks Apartments in August and Huntsview Apartments in December. The Predecessor did not directly own any properties in 2000 and accordingly did not earn rental income in 2000.

Equity in the earnings of Operating Partnerships increased $1,038,408 from 2000 to 2001. This increase is primarily due to the effects of the Merger. In addition, during 2001, the Company received distributions totaling $650,687 from Fox Hollow Apartments, Highland Park Apartments, Water's Edge Apartments, and Bluff Ridge Apartments, compared to 2000 when the Predecessor received distributions totaling $170,146 from The Ponds at Georgetown, Highland Park Apartments and Water's Edge Apartments. Such cash distributions from Operating Partnerships are recorded as income when received because the Company's financial statement balance of these Operating Partnerships has been reduced to zero through the recognition of proportionate losses in excess of the Company's investment. These increases in cash distributions from the Operating Partnerships are due to increases in the net cash flows generated by the underlying properties.

The Company incurred real estate operating expenses of $341,920 and depreciation expense of $175,151 in 2001, which are attributable to the 2001 acquisitions of Brentwood Oaks Apartments in August and Huntsview Apartments in December. The Predecessor did not directly own any properties in 2000 and, accordingly, did not incur real estate operating expenses or depreciation expense in 2000.

The Company incurred interest expense of $999,264 in 2001 on its: (i) bonds and mortgage payable; (ii) Notes payable originated in connection with the Merger; and (iii) repurchase obligations. The Predecessor did not have borrowings and, accordingly, did not recognize interest expense during 2000.

Operating and administrative expenses increased $69,074 from 2000 to 2001. In 2000, the Company recorded $850,000 of legal fees incurred in connection with the Settlement. Excluding such expense, operating and administrative fees increased $919,074, which is attributable to increases of: (i) $265,000 in salaries and related expenses due to the Merger; (ii) $429,000 in administrative fees due to the Merger; and (iii) $225,000 in the Company's other general and administrative expenses due to the Merger.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Mortgage backed securities income decreased by $32,959 from 1999 to 2000. Such decrease was attributable to the continued amortization of the principal balances of the mortgage-backed securities.

Interest income on cash and cash equivalents increased $66,736 from 1999 to 2000 due to an increase in the average interest rate earned on cash investments.

During 2000, distributions totaling $170,146 were received from The Ponds at Georgetown, Highland Park Apartments and Water's Edge Apartments compared to $59,755 received from the Water's Edge Apartments in 1999. No additional contributions were made to any Operating Partnerships during 2000, while additional contributions totaling $385,000 were made to Waterman's Crossing, Misty Springs Apartments and Fox Hollow Apartments during 1999. Equity in earnings of the Operating Partnerships for 2000 was recorded to the extent of distributions received from the Operating Partnerships, net of additional investments. Likewise, equity in losses of Operating Partnerships for 1999 was recorded to the extent of additional contributions to Operating Partnerships, net of distributions received. Accordingly, equity in earnings of Operating Partnerships increased $495,391 from 1999 to 2000. These increases in cash distributions from the Operating Partnerships are due to increases in the net cash flows generated by the underlying properties.

Operating and administrative expenses increased $883,245 from 1999 to 2000. Excluding the effects of the $850,000 of legal fees incurred in connection with the Settlement, operating and administrative expenses increased $33,245 from 1999 to 2000. Such increase resulted from: (i) an increase of approximately $21,000 in salaries and related expenses; (ii) an increase in legal fees of approximately $20,000; partially offset by (iii) a net decrease of approximately $8,000 in other operating and administrative expenses.

Funds From Operations

The Company considers Funds From Operations ("FFO") to be a key measure of its performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity. FFO was $5,169,598 for the year ended December 31, 2001.

The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing cost) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other entities that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance or to GAAP cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Liquidity and Capital Resources

Cash generated by the Operating Partnerships and the two multifamily residential properties is a function of the net cash flow of the underlying property. The amount of cash received by the Company from the real estate is a function of the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company believes that cash provided by its real estate investments and investment income from its GNMAs and other investments, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements.

The Company's strategy includes the acquisition of additional multifamily residential properties as well as debt and equity securities of entities engaged in similar activities. In addition, the Company intends to actively manage the makeup of its real estate portfolio. The Company's investment strategy will be funded from available cash and short-term investments and from: (i) borrowing against or sale of the existing properties; (ii) borrowing against or sale of the GNMA Certificates; and (iii) borrowing against the additional properties acquired by the Company. The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

The Company's primary uses of cash are: (i) the payment of distributions to Unit holders; (ii) debt service; (iii) payment of operating expenses; and (iv) the acquisition of additional real estate investments.

The following table sets forth information regarding cash distributions paid to Unit holders during the years shown:

(1) Per BAC of the Predecessor for years prior to the date of the Merger.

(2) In addition, in 2001 the Company also made special distributions to Note holders in conjunction with the Settlement and Merger. The special distributions to Note holders in January 2001 and April 2001 were $75.01 and $51.33 per Note, respectively.

Future distributions to Unit holders will depend on the amount of net rental income and interest income earned by the Company and the amount of undistributed cash.

On January 2, 2002, the Company announced an increase in its annual regular distribution to $.65 per Unit effective with the first quarter distribution payable on April 30, 2002.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Company on January 1, 2002.

FAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill of approximately $899,000. Amortization expense related to such goodwill was approximately $36,000 for the year ended December 31, 2001. Management does not believe the impact of adoption of the new pronouncements will have a significant effect on the financial statements.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Company on January 1, 2002, is not expected to have a significant impact on the financial statements of the Company.

Forward Looking Statements

This report contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. Unit holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long and short-term borrowings used to fund expansion of the Company's real estate portfolio and its variable rate notes payable issued in connection with the Merger. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments, such as interest rate caps, in order to mitigate its interest rate risk. The Company does not enter into derivative instrument transactions for speculative purposes.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. The potential for significant volatility in the interest rate markets was especially displayed during 2001, when the Federal Reserve Board decreased the federal funds rate eleven times.

At December 31, 2001, approximately 65% of the Company's borrowings consisted of fixed-rate financing. The remaining 35% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to Unit holders will decrease.

The following tables provide information at December 31, 2001 regarding the Company's financial instruments sensitive to interest rate risk:

The aggregate fair value of the Company's borrowings at December 31, 2001 was $42,344,008.

As the above tables incorporate only those positions or exposures that existed as of December 31, 2001, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supporting schedules of the Company are set forth in Item 14 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2001 and 2000.

PART III

Item 10. Directors and Executive Officers of the Company.

The Company has no directors or officers. Management of the Company consists of the General Partner of the Company, America First Capital Source I, L.L.C., which is controlled by America First.

The following individuals are the officers and managers of the General Partner and the officers and managers of America First, and each serves for a term of one year.

Michael B. Yanney, 68, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation and Rio Grande Medical Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 35, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Michael Thesing, 47, has been Vice President, Secretary and Treasurer and Chief Financial Officer of affiliates of America First since July 1984. In addition, Mr. Thesing is President of America First Investment Advisors, L.L.C. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers and Lybrand from 1977 through 1983.

Martin A. Massengale, 68, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Lincoln Insurance Group, Woodmen Accident & Life Company, and LIG, Inc.

Alan Baer, 79, is presently the CEO of several small entrepreneurial businesses including Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska, Herman Nuts/Pear's Coffee, Lancer Hockey, Inc., Travel Faire, Brandeis Catering, The Reader and several others. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

Gail Walling Yanney, 65, is a retired physician. Dr. Yanney practiced anesthesia and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Mariann Byerwalter, 41, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group, Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children's Hospital

George H. Krauss, 59, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., America First Mortgage Investments, Inc. and West Corporation.

Clayton K. Yeutter, 71, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Catepillar, Inc., Crop Solution, Inc., Oppenheimer Funds and Wayerhaeuser Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the controlling member of the Company's general partner and persons who beneficially own more than 10% of the Company's Units to file reports of their ownership of Units with the Securities and Exchange Commission (the "SEC"). Such managers, executive officers and Unit holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) filing requirements applicable to such managers, executive officers and beneficial owners of Units.

Item 11. Executive Compensation.

The Company does not have officers and directors. Certain services are provided to the Company by managers and officers of America First. None of the managers or officers of the General Partner or the managers or officers of America First receive compensation from the Company and the General Partner does not receive reimbursement from the Company for any portion of their salaries. Remuneration paid by the Company to the General Partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 2001, is described in Note 11 of the Notes to Consolidated Financial Statements filed in response to Item 8 hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by Company to own beneficially more than 5% of the Units.

(b) Martin Massengale directly owns 314 Units, representing less than 1% of the Units outstanding. No other managers or officers of the General Partner or managers or officers of America First own any Units.

(c) There are no arrangements known to the Company, the operation of which may at any subsequent date result in a change of control of the Company.

(d) The Company does not maintain any equity contribution plans as defined in Item 201(d) in Rule S-K

Item 13. Certain Relationships and Related Transactions.

The members of the general partner are America First and Mr. Yanney. Except as described in Note 11 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof, the Company did not engage in any transaction with its general partner, America First or with any person who is: (i) a member, manager, or executive officer of the general partner or America First; (ii) a nominee for election as manager of the general partner or America First; (iii) an owner of more than 5% of the Units; or (iv) a member of the immediate family of any of the foregoing persons.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements of the Company. The following financial statements are included in response to Item 8 of this report:

Independent Auditors' Reports.

Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2001 and 2000.

Consolidated Statements of Income and Comprehensive Income of the Company and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Partners' Capital (Deficit) of the Company and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows of the Company and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements of the Company and Subsidiaries.

Schedule III Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

    Financial Statement Schedules. The information required to be set forth in the financial statement schedules is included in the Consolidated Financial Statements filed in response to Item 8 hereof.

    Exhibits. The following exhibits are filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2(a) Agreement and Plan of Merger among the Company and Cap Source I and Cap Source II (incorporated by reference to Appendix A to the Prospectus included in Registration Statement on Form S-4 (No. 333-52117) filed by the Company on November 8, 1999).

4(a) Certificate of Limited Partnership of the Company (incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-4 (No. 333-52117) filed by Company on July 21, 1999).

4(b) Amended and Restated Agreement of Limited Partnership of the Company (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on July 21, 1999).

4(c) Form of Indenture between the Company and U.S. Bank Trust National Association, as trustee, (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

4(d) Form of Unit Certificate of the Company (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on September 28, 1999).

4(e) Form of Variable Rate Junior Notes are included in Exhibit 4.02 (incorporated by reference to Exhibit 4.04 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

10(a) Stipulation of Settlement.
IN THE CASE OF
ALVIN M. PANZER and
SANDRA G. PANZER Plaintiffs,
INSURED MORTGAGE EQUITIES, INC., INSURED MORTGAGE
EQUITIES II LP., AMERICA FIRST CAPITAL
SOURCE I, LLC., AMERICA FIRST
CAPITAL SOURCE II, LLC, AMERICA
FIRST COMPANIES, LLC, AMERICA
FIRST REAL ESTATE INVESTMENT
PARTNERS, L.P., LEHMAN
BROTHERS, INC., CAPITAL SOURCE
L.P., PAUL L. ABBOTT, and CAPITAL
SOURCE II, L.P.,
Defendants.

(incorporated herein by reference to Form 10-Q dated March 31, 2000 filed pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 by the Company (Commission File No. 333-52117)).

21. Subsidiaries of the Company

24. Power of Attorney

99. Report of Audit Committee

(b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Real Estate Investment Partners, L.P.:

We have audited the accompanying consolidated balance sheets of America First Real Estate Investment Partners, L.P. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule listed in the Index at Item 14(a) as of December 31, 2001 and for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Real Estate Investment Partners, L.P. and subsidiaries as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Omaha, Nebraska
March 13, 2002 /s/KPMG LLP

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

General Partner	Unit Holders # of Units	Unit Holders Amount [1]	Total
Partners' Capital (excluding accumulated other comprehensive income)				
Balance at December 31, 1998	$ (172,483)	-	$ 44,490,061	$ 44,317,578
Net income	26,943	-	2,667,358	2,694,301
Cash distributions paid or accrued	(34,424)	-	(3,407,964)	(3,442,388)
Balance at December 31, 1999	(179,964)	-	43,749,455	43,569,491
Net income	23,382	-	2,314,842	2,338,224
Cash distributions paid or accrued	(34,424)	-	(3,407,964)	(3,442,388)
Effects of Merger:				
Issuance of Units of the Company in exchange for BACs of the Predecessor	-	4,386,143	-	-
Issuance of notes payable of the Company or cash payment payable to BAC holders in exchange for BACs of the Predecessor	-	-	(3,232,586)	(3,232,586)
Issuance of Units of the Company in exchange for BACs of Cap Source II	(300,601)	2,965,069	29,821,693	29,521,092
Cash distributions accrued pursuant to the Settlement	-	-	(10,097,423)	(10,097,423)
Liability for purchase of Units pursuant to Settlement	-	-	(3,500,000)	(3,500,000)
Balance at December 31, 2000	(491,607)	7,351,212	55,648,017	55,156,410
Net income	533,138	-	3,716,778	4,249,916
Purchase of Units	-	(554,157)	(22,668)	(22,668)
Cash distributions paid or accrued	(41,531)	-	(3,126,955)	(3,168,486)
Balance at December 31, 2001	-	6,797,055	56,215,172	56,215,172
Accumulated Other Comprehensive Income				
Balance at December 31, 1998	389	-	38,528	38,917
Other comprehensive income, net	(224)	-	(22,168)	(22,392)
Balance at December 31, 1999	165		16,360	16,525
Other comprehensive income, net	231	-	22,810	23,041
Balance at December 31, 2000	396		39,170	39,566
Other comprehensive income, net	1,540	-	152,417	153,957
Balance at December 31, 2001	1,936	-	191,587	193,523
Balance at December 31, 2001	$ 1,936	6,797,055	$ 56,406,759	$ 56,408,695

[1] To BAC holders for years prior to the Merger.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended Dec. 31, 2001	For the Year Ended Dec. 31, 2000	For the Year Ended Dec. 31, 1999
Cash flows from operating activities			
Net income	$ 4,249,916	$ 2,338,224	$ 2,694,301
Adjustments to reconcile net income to net cash provided by operating activities			
Equity in (earnings) losses of Operating Partnerships	(1,208,554)	(170,146)	325,245
Depreciation expense	175,151	-	-
Amortization of goodwill	35,971	-	-
Other amortization	20,547	(1,738)	(2,216)
Gain on the sale of corporate equity securities	(5,847)	-	-
(Increase) decrease in dividends and interest receivable	145,488	(1,610)	1,916
(Increase) decrease in other assets	(264,679)	(55,916)	207,037
(Decrease) increase in accounts payable and accrued expenses	(875,443)	789,943	(69,225)
Increase in interest payable	308,334	-	-
Net cash provided by operating activities	2,580,884	2,898,757	3,157,058
Cash flows from investing activities			
FHA Loan and GNMA principal payments received	19,161,862	395,003	417,853
Proceeds from sale of corporate equity securities	150,711	-	-
Net cash from Merger	-	299,349	-
Distributions received from Operating Partnerships	815,655	170,146	59,755
Investments in Operating Partnerships	(18,813,673)	-	(385,000)
Acquisition of real estate	(6,682,195)	-	-
Real estate capital improvements	(19,563)	-	-
Purchase of corporate equity securities	(2,475,430)	-	-
Deferred transaction costs paid	(10,000)	(436,303)	(452,975)
Net cash provided by (used in) investing activities	(7,872,633)	428,195	(360,367)
Cash flows from financing activities			
Borrowings under repurchase agreements	20,325,000	-	-
Distributions paid	(13,386,751)	(3,442,388)	(3,442,388)
Purchase of Units	(3,522,668)	-	-
Cash paid in lieu of fractional Units or Notes	(117,486)	-	-
Debt financing costs paid	(402,823)	-	-
Principal payments on Notes payable	(509,024)	-	-
Purchase of Notes payable	(20,968)	-	-
Net cash provided by (used in) financing activities	2,365,280	(3,442,388)	(3,442,388)
Net decrease in cash and cash equivalents	(2,926,469)	(115,436)	(645,697)
Cash and cash equivalents at beginning of year	8,543,561	8,658,997	9,304,694
Cash and cash equivalents at end of year	$ 5,617,092	$ 8,543,561	$ 8,658,997
Supplemental disclosure of cash flow information:			
Cash paid during the year for interest	$ 690,930	$ -	$ -

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)

Supplemental disclosure of non-cash investing and financing activities:

In 2001, the Company assumed bonds and mortgages payable of $18,520,000 in exchange for the acquisition of investments in real estate.

The following represents the fair value of the assets and liabilities acquired by the Company in conjunction with the Merger and the issuance of Units on December 31, 2000:

The following represents the non-cash financing activities relating to the Merger and Settlement on December 31, 2000.

1. Organization

America First Real Estate Investment Partners, L.P. (the "Company") was formed on June 18, 1999, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The General Partner of the Company is America First Capital Source I L.L.C. The Company commenced operations concurrent with the December 31, 2000 Merger described below. The Company will terminate December 31, 2039, unless sooner dissolved pursuant to the provisions of the Limited Partnership Agreement.

The Company began operations on December 31, 2000, when it merged with Capital Source L.P. ("Cap Source I") and Capital Source II L.P.-A, ("Cap Source II", and together with Cap Source I, the "Partnerships"), (the "Merger"). The Company was the surviving partnership from the Merger. The beneficial assignment certificates representing assigned limited partner interests in the Partnerships (the "BACs") were converted, at the election of the BAC holders, into either Units of assigned limited partner interests in the Company (the "Units") or certain Variable Rate Junior Notes issued in two separate series by the Company (the "Notes"). The Company issued a total of 7,351,812 Units and $4,029,000 principal amount of Notes. The Notes are due January 15, 2008, but are callable by the Company at any time after the date of issuance. The Units are listed on the Nasdaq National Market under the symbol "AFREZ." The Notes are not publicly traded.

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

In connection with the Merger, and in accordance with the Stipulation of Settlement (the "Settlement") dated April 24, 2000, which was approved by the Delaware Court of Chancery on December 19, 2000, the Company made a distribution of approximately $0.75 per Unit on or about January 16, 2001, to holders of record as of December 31, 2000. The Company also made a distribution of approximately $75.01 per Note on or about January 16, 2001, to Note holders of record as of December 31, 2000. This distribution to Note holders constituted a prepayment of principal on the Notes, and reduced the principal amount outstanding on the Notes accordingly. The Company also made a second cash distribution of approximately $0.66 per Unit, and approximately $51.33 per Note, on or about April 30, 2001, to holders of record on or about March 31, 2001. In accordance with the Settlement, the Company purchased 554,157 Units on the open market during 2001 at an aggregate cost of $3,522,668. Such amount was included as part of the $3,500,000 which was accrued and reflected in the Statement of Partners' Capital (Deficit) at December 31, 2000, as part of the Settlement.

The General Partner was a general partner of the Predecessor and is controlled by the same entity, America First Companies L.L.C. ("America First"), that controlled the general partners of the Partnerships. Neither America First nor the general partners of the Partnerships were issued any Units or Notes in connection with the Merger. The General Partner owns a 1% general partner interest in the Company.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes (the "Apartment Complexes") located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and

Illinois. The Company owns a 98.99% limited partnership interest in nine of these Operating Partnerships and a 99.99% limited partnership interest in the tenth Operating Partnership. Either CS Properties I, Inc. or CS Properties II, Inc., both of which are owned by the General Partner, serve as the Special Limited Partner for each of the Operating Partnerships. In the case of The Ponds at Georgetown, CS Properties I, Inc. and CS Properties II, Inc. each serve as a Special Limited Partner. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing, Fox Hollow Apartments, Highland Park Apartments (effective September 2001) Bluff Ridge Apartments (effective December 2001) and, along with CS Properties II, Inc., as a co-general partner of The Ponds at Georgetown. In April 2001, CS Properties II, Inc. also became the general partner of Delta Crossing and Monticello Apartments. See also Note 15 to Notes to Consolidated Financial Statements "Subsequent Event".

As a result of the Merger, the Company also became the owner of: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"); and collateralized by first mortgage loans on six of the Apartment Complexes; (b) three first mortgage loans on three Apartment Complexes insured as to principal and interest by the Federal Home Loan Mortgage Administration, which were paid to the Company in full during the year 2001; and (c) certain GNMA securities backed by pools of single-family mortgages.

The exchange values, which were intended to fairly represent the value of the assets of the Partnerships, used to determine the allocation of Units and Notes among the Partnerships were based on (a) the principal amount of GNMA Certificates collateralized by first mortgage loans on Apartment Complexes and the FHA Loans as shown in the Partnerships' audited financial statements as of December 31, 1998, (b) the value of the Partnerships' limited partner interests in the Operating Partnerships, and (c) the market value of the Partnerships' remaining net assets as shown in the Partnerships' audited financial statements as of December 31, 1998. The fair market value of the real estate held by the Operating Partnerships, as determined by real estate appraisals dated December 31, 1998, was the value assigned to the real estate for the purpose of determining the exchange values.

2. Summary of Significant Accounting Policies

A) Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, and, prior to the Merger, the accounts of the Predecessor. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

B) Investment in Mortgage-Backed Securities and Corporate Equity Securities

The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investment in Debt and Equity Securities," (FAS 115), and has classified its investments in securities as available-for-sale.

Securities are carried at fair market value, with unrealized gains and losses reported in partners' capital as a component of other comprehensive income. Fair value is determined by reference to published market prices.

Security transactions are recorded on the trade date and realized gains or losses on security sales are based upon the specific identification method.

Interest income is recorded as earned and dividend income is recorded on the ex-date.

In connection with the Merger on December 31, 2000, the Company reclassified its investments previously held by the Predecessor and classified as held-to-maturity to available-for-sale as the Company may not hold them to maturity. As a result of the change in classification, other comprehensive income increased by $18,965 for the year ended December 31, 2000.

C) Investment in Operating Partnerships

The investment in Operating Partnerships consists of interests in limited partnerships which own multifamily residential properties. The investments in Operating Partnerships are accounted for using the equity method as the Company has significant influence, but not control over the Operating Partnerships. As such, the Company records its proportionate share of the Operating Partnerships' income or losses. The investments in the Operating Partnerships were recorded at the cost to acquire such interests. The Company suspends recognizing losses in the Operating Partnerships when its entire investment becomes consumed by such losses. Losses are then recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Company.

Cash distributions received from Operating Partnerships whose entire investment has been reduced to zero through the recognition of proportionate losses are recognized as income when received by the Company.

Cash distributions received from Operating Partnerships whose entire investment has not been reduced to zero through the recognition of proportionate losses are recorded as a reduction of the Company's investment in the respective Operating Partnership. Such Operating Partnerships include the former Capital Source II assets which were recorded at their estimated fair value on the date of the Merger and Operating Partnerships in which the Company has made additional equity investments.

The Company is not the general partner of the Operating Partnerships and does not have a legal obligation to provide additional cash support, nor has it indicated any commitment to provide this support; accordingly, the investment in the Operating Partnerships is not reduced below zero.

The Operating Partnerships are not insured or guaranteed. The fair value of these investments is a function of the value of the real estate underlying the Operating Partnerships.

As a result of the Merger, the investments in Operating Partnerships acquired from Cap Source II were recorded by the Company at their aggregate estimated fair value of $3,809,048 as of the Merger date.

D) Investment in Real Estate

Each real estate property is recorded at the lower of the Company's cost or fair value. Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value. The estimated fair value is determined based upon the estimated future cash flows of each property, discounted at an estimated capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recorded in the year ended December 31, 2001.

Depreciation of real estate is based on the estimated useful life of the property, generally 27-1/2 years, using the straight-line method.

Maintenance and repairs are charged to expense as incurred. Capital improvements and significant betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

E) Income Taxes

No provision has been made for income taxes since Unit holders of the Company and BAC holders of the Predecessor are required to report their share of the Company's or Predecessor's income for federal and state income tax purposes. The book basis of the Company's assets and liabilities exceeded the tax basis by $17,511,053 and $1,745,470 at December 31, 2001 and 2000, respectively.

F) Cash Equivalents

Cash equivalents include short-term debt securities with an original maturity of three months or less when purchased.

G) Net Income per Unit or BAC

Net income per Unit or BAC is based on the weighted average number of Units or BACs outstanding during each year presented. The Company has no dilutive Units or BACs and, therefore, basic net income per Unit or BAC is the same as diluted net income per Unit or BAC.

H) Goodwill

Goodwill is amortized on a straight-line basis over 25 years and is periodically assessed for impairment based upon the Company's undiscounted cash flows generated from operations over the life of the enterprise level goodwill. There was no impairment of goodwill at December 31, 2001.

I) Revenue Recognition on Investment in Real Estate

The Company leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of any vacancy losses and rental concessions offered.

J) Debt Financing Costs

Debt financing costs are capitalized and amortized over the stated life of the term of the debt. Debt financing costs are included in "other assets" on the Company's consolidated balance sheet.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement of the Company contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among the General Partner and Unit holders. Income and losses will be allocated to each Unit holder on a periodic basis based on the number of Units held by each Unit holder as of the last day of the period for which such allocation is to be made. Net Operating Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the Unit holders and 1% to the General Partner. If either the General Partner or the Unit holders have a deficit capital balance as of the last day of any fiscal year, then all items of Income shall first be allocated prorata to the General Partner or the Unit holders in the manner necessary to eliminate such deficit capital balances. Distributions of Net Operating Income and Net Sale Proceeds will be made to each Unit holder of record on the last day of each distribution period based on the number of Units held by each Unit holder as of such date.

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

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Company represent Government National Mortgage Association (GNMA) Certificates and Federal Housing Administration (FHA) Loans. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FHA loans are guaranteed as to the timely payment of principal and interest on the underlying loans.

At December 31, 2001, the total amortized cost, gross unrealized holding gains, and aggregate fair value of mortgage-backed securities were $42,589,119, $25,119 and $42,614,238, respectively.

At December 31, 2000, the total amortized cost, gross unrealized holding gains, and aggregate fair value of mortgage-backed securities were $61,732,016, $39,566 and $61,771,582, respectively.

Certain GMNA Certificates and FHA loans classified as available-for-sale on the December 31, 2000 balance sheet of the Company were classified as held-to-maturity on the December 31, 1999 balance sheet of the Predecessor. Based on the differing investment objectives of the Company, it was determined that it would be more appropriate to classify such securities as available-for-sale rather than held-to-maturity. Accordingly, on the date of the Merger, such securities were transferred from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and the aggregate fair value of the securities transferred were $34,524,613, $18,965 and $34,543,578.

Descriptions of the Company's mortgage-backed securities held at December 31, 2001 are as follows:

A reconciliation of the carrying value of the Company's mortgage-backed securities is as follows:

5. Investment in Corporate Equity Securities

At December 31, 2001, the total cost, gross unrealized holding gains and fair value of the Company's investment in corporate equity securities was $2,330,566, $168,404 and $2,498,970, respectively. The Company did not own any corporate equity securities at December 31, 2000.

6. Investment in Operating Partnerships

The Company's investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by certain GNMA Certificates and FHA Loans owned or formerly owned by the Company. The limited partnership agreements provide for the payment of certain amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 2001, are as follows:

A reconciliation of the balance of the Company's investment in Operating Partnerships is as follows:

Combined financial statements of the Operating Partnerships are presented below. This information represents the combined balance sheets and the combined results of operations and cash flows for such Operating Partnerships for the year ended December 31, 2001 of the Operating Partnerships in which the Company owned limited partnership interests as of December 31, 2001 and 2000. The combined results of operations and cash flows for the years ended December 31, 2000 and 1999 only include the combined information of the Operating Partnerships in which the Predecessor owned limited partnership interests.

America First Real Estate Investment Partners, L.P. and Subsidiaries
Operating Partnerships Combined Balance Sheets

America First Real Estate Investment Partners, L.P. and Subsidiaries
Operating Partnerships Combined Income Statements

America First Real Estate Investment Partners, L.P. and Subsidiaries
Operating Partnerships Combined Statements of Cash Flows

7. Investment in Real Estate

During 2001 the Company acquired two multifamily residential properties: Brentwood Oaks Apartments was acquired in August and Huntsview Apartments was acquired in December.

The Company's investment in real estate is comprised of the following:

A reconciliation of the Company's investment in real estate is as follows:

(1) Property is encumbered as described in Note 9 to the Consolidated Financial Statements.

8. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the Merger. When issued, the Notes had an aggregate principal balance of $4,029,000 consisting of $3,155,000 of Notes issued to former BAC holders of Cap Source I and $874,000 of Notes issued to former BAC holders of Cap Source II. During the year ended December 31, 2001, the Company made principal payments of $529,992. At December 31, 2001, the principal balance on the notes payable was $3,499,008.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. At December 31, 2001, such rate was 2.97%. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. Such rate averaged 4.97% for the year ended December 31, 2001. The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption.

The Company is required to use 80% of the net proceeds, as defined in the indenture of trust related to such Notes, from sales or refinancings of assets of the Company that were owned by Cap Source I or Cap Source II prior to the transaction ("Designated Assets") to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture. Eighty percent of the net proceeds from sales or refinancings of Cap Source I Designated Assets will be used to prepay the Notes held by former Cap Source I investors. Eighty percent of the net proceeds from sales or refinancings of Cap Source II Designated Assets will be used to prepay the Notes held by former Cap Source II investors.

The indenture related to the Notes prohibits the Company from incurring any indebtedness if the new indebtedness would cause the Company's aggregate principal amount of indebtedness then outstanding to exceed 70% of the greater of (i) the value which is placed by an independent appraiser on all the assets of the Company as of the date of the indebtedness transaction, and (ii) the value placed by an independent appraiser on all assets of the Company as of the date of the indebtedness transaction.

9. Bonds and Mortgage Payable

In 2001, the Company assumed bonds and mortgage payable in connection with its real estate acquisitions.

Bonds and mortgage payable at December 31, 2001 consisted of the following:

10. Borrowings Under Repurchase Agreements

Borrowings under repurchase agreements at December 31, 2001 consisted of the following:

11. Transactions with Related Parties

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company. The amount of such expenses and costs reimbursed to the General Partner or an affiliate are shown below. Such reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at year end which are reflected in the accompanying consolidated financial statements.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the Merger date of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis. Such fees were $428,605 in 2001. No such fees were incurred in 2000 as the Company did not begin operations until December 31, 2000.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized. Such fees were $309,196 in 2001. No such fees were payable to the General Partner in 2000 as the Company did not begin operations until December 31, 2000.

Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due to the General Partner of $265,973 at December 31, 2001.

An affiliate of the Company's General Partner was retained to provide property management services for all but two of the properties owned by the Company. The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property (in the case of residential property) or 6% of the gross revenues of such property (in the case of industrial or commercial property); provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees paid to an affiliate of the General Partner totaled $357,642 in 2001.

The general partners of the Predecessor, certain of their affiliates and the Operating Partnerships' general partners received or may have received fees, compensation, income, distributions and payments from the Predecessor in connection with the offering and the investment, management and sale of the Predecessor's assets (other than disclosed elsewhere) as follows:

The Predecessors' general partners were entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return was paid to investors on a noncumulative basis. For the years ended December 31, 2000 and 1999, distributions to investors represented less than the 8% return; accordingly, no fees were paid or accrued during these years.

Substantially all of the Predecessors' general and administrative expenses and certain costs capitalized by the Predecessor were paid by a general partner or an affiliate and reimbursed by the Predecessor. The amount of such expenses and costs reimbursed to the general partner was $1,513,795 and $657,861 for the years ended December 31, 2000 and 1999, respectively. Such reimbursements included in this footnote are presented on a cash basis and do not reflect accruals made at year end which are reflected in the accompanying consolidated financial statements.

An affiliate of the Predecessor's general partners was retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $204,447 and $210,137 for 2000 and 1999, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents, dividends and interest receivable, other assets, accounts payable and accrued expenses, distributions payable, Notes payable, borrowings under repurchase agreements and interest payable: Fair value approximates the carrying value of such assets and liabilities.

Investment in mortgage-backed securities and corporate equity securities: Fair values are determined by reference to market sources. Bonds and mortgages payable: Fair value is based upon the estimated future cash flows using the quoted rate of similar obligations. Refer to the table below for carrying amounts and estimated fair values of such financial instruments.

13. New Accounting Pronouncement

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. This statement provides new accounting and reporting standards for the use of derivative instruments. It requires the recognition of all derivative instruments as assets or liabilities in the Company's consolidated balance sheet and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation. The Company may use derivative financial instruments such as interest rate swaps and caps to manage its exposure to interest rate risk and purchased a cap on the variable rate of its bonds payable as described in Note 9. The adoption of this statement on January 1, 2001, did not have a material impact on the Company's financial statements and there was no transitional adjustment upon adoption.

14. Summary of Unaudited Quarterly Results of Operations

The Units are quoted on the NASDAQ National Market System under the symbol AFREZ. The high and low quarterly sale prices of the Units were compiled from on-line sources based on information provided by NASDAQ.

15. Subsequent Event

Effective January 1, 2002, the Company acquired the general partner interest and the special limited partner interest, representing all of the remaining equity ownership interest, in the following eight Operating Partnerships: Bluff Ridge Associated Limited Partnership, Delta Crossing Limited Partnership, Fox Hollow, Ltd, Interstate Limited Partnership, Cypress Landings II, Ltd, Centrum Monticello Limited Partnership, the Ponds at Georgetown Limited Partnership and Oyster Cove Limited Partnership. As a result, the Company now owns 100% of each Operating Partnership and, accordingly, will present the results of each on a consolidated basis with that of the Company from the date of acquisition.

16. Segment Reporting

The Company reports on its segments in accordance with FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas and major customers.

The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements.

The Company defines each of its multifamily apartment properties as an individual operating segment, including the properties owned by the Operating Partnerships. It has also determined that all properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The revenues, net operating income and total assets for the Company's reportable segment as of or for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

2001	2000	1999
Multifamily real estate segment revenues	$ 1,997,217	$ 170,146	$ (325,245)
Reconciling items:			
Mortgage backed securities income	4,917,665	3,182,513	3,215,472
Dividend and interest income	426,878	497,847	431,111
Other income	5,847	-	2,000
Consolidated revenues	$ 7,347,607	$ 3,850,506	$ 3,323,338
Consolidated net income	$ 4,249,916	$ 2,338,224	$ 2,694,301
Reconciling items:			
General and administrative expenses	1,581,356	1,512,282	629,037
Dividend and interest income	(426,878)	(497,847)	(431,111)
Mortgage backed securities income	(4,917,665)	(3,182,513)	(3,215,472)
Other income	(5,847)	-	(2,000)
Net income (loss) from multifamily real estate segment	$ 480,882	$ 170,146	$ (325,245)
Reconciling items:			
Depreciation	175,151	-	-
Amortization of debt financing costs	18,763	-	-
Interest expense	129,893	-	-
Net operating income (loss) from multifamily real estate segment	$ 804,689	$ 170,146	$ (325,245)
Multifamily real estate segment assets	$ 49,217,195	$ 3,809,948	$ -
Reconciling items:			
Cash and cash equivalents	4,969,665	8,543,561	8,658,997
Investment in corporate equity securities	2,498,970	-	-
Investment in GNMA Certificates	42,614,238	43,097,291	23,105,420
Investment in FHA Loans	-	18,674,291	12,340,447
Other assets	1,459,560	1,488,921	762,609
Consolidated assets	$ 100,759,628	$ 75,614,012	$ 44,867,473

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

Schedule III
America First Real Estate Investment Partners, L.P.
Real Estate and Accumulated Depreciation
December 31, 2001

(b) Reconciliation of Real Estate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By America First Real Estate
Investment Partners, L.P.

By America First Capital
Source I, L.L.C., General
Partner of the Company

By /s/ Michael Thesing
Michael Thesing,
Vice President, Secretary
and Treasurer

Date: March 22, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 22, 2002 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

President of the General Partner

Date: March 22, 2002 By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
President, Chief Executive Officer andManager of America First

Date: March 22, 2002 By /s/ Michael Thesing
Michael Thesing,
Vice President, Secretary and
Treasurer of the America First Vice President, Secretary and Treasurer of the General Partner

Date: March 22, 2002 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date: March 22, 2002 By /s/ Alan Baer*
Alan Baer,
Manager of America First

Date: March 22, 2002 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date: March 22, 2002 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date: March 22, 2002 By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date: March 22, 2002 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

*By Michael Thesing Attorney in Fact
/s/ Michael Thesing

EXHIBIT 21

SUBSIDIARIES OF THE COMPANY

America First Real Estate Partners REIT, Inc.
Brentwood Oaks Apartments, L.P.
Brentwood Oaks Operating Company
Huntsview Apartments Limited Partnership
Capital Source G.P., L.L.C.

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Lisa Y. Roskens
Lisa Y. Roskens

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Alan Baer
Alan Baer

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2002.

/s/ Clayton K. Yeutter
Clayton K. Yeutter

EXHIBIT 99

REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies L.L.C. ("America First"), which is the controlling member of the general partner of America First Real Estate Investment Partners, L.P. (the "Company"), is currently comprised of Martin A. Massengale, Clayton K. Yeutter and Mariann Byerwalter, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2001 with management of the Company and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Company's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended to the full Board of Managers that the audited financial statements of the Company for the year ended December 31, 2001 be included in the Company's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Clayton K. Yeutter
Mariann Byerwalter