Form 10-Q/A
period 2002-03-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2002-05-14
CIK 1060383

FORM 10-Q

Printable Version

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

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

Yes X No

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

(Unaudited)

Consolidated Statement of Partners' Capital (deficit) for the three months ended March 31, 2002

(Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

(Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended Mar. 31, 2002		For the Three Months Ended Mar. 31, 2001
Cash flows from operating activities				
Net income	$	797,901	$	958,883
Adjustments to reconcile net income to net cash provided by operating activities				
Equity in (earnings) losses of Operating Partnerships		(22,912)		29,817
Depreciation expense		664,357		-
Amortization expense		34,384		8,993
Other amortization		(498)		(257)
Gain on the sale of corporate equity securities		-		(6,099)
(Increase) decrease in dividends and interest receivable		6,853		(1,078)
Increase in other assets		(193,313)		(109,897)
Decrease in accounts payable and accrued expenses		(126,163)		(839,700)
(Decrease) increase in interest payable		(121,604)		152,749
Net cash provided by operating activities		1,039,005		193,411
Cash flows from investing activities				
FHA Loan and GNMA principal payments received		70,212		133,747
Proceeds from sale of corporate equity securities		-		25,712
Investments in Operating Partnerships		-		(100,000)
Cash acquired in Operating Partnership general partners acquisition		2,474,340		-
Acquisition of investment in real estate		(6,360,199)		-
Purchase of corporate equity securities		(276,024)		(1,170,598)
Purchase of goodwill		-		(10,000)
Net cash used in investing activities		(4,091,671)		(1,121,139)
Cash flows from financing activities				
Borrowings under repurchase agreements		14,500,000		9,500,000
Principal payments on repurchase agreements		(9,500,000)		-
Principal payments on mortgage agreements		(32,389)		-
Distributions paid		(1,029,857)		(6,685,423)
Purchase of Units		-		(2,468,515)
Debt financing costs paid		(57,088)		-
Principal payments on Notes payable		-		(302,215)
Net cash provided by financing activities		3,880,666		43,847
Net increase (decrease) in cash and cash equivalents		828,000		(883,881)
Cash and cash equivalents at beginning of period		5,617,092		8,543,561
Cash and cash equivalents at end of period	$	6,445,092	$	7,659,680
Supplemental disclosure of cash flow information:				
Cash paid during the period for interest	$	601,265	$	12,239

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2002, and the results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Business Combinations

On January 1, 2002, the Company acquired the general partner interests in eight of the ten Operating Partnerships from its General Partner for no consideration. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships, and presents the results of each Operating Partnership as a wholly owned subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%.

The acquisition of the general partner interests of each of the eight Operating Partnerships was accounted for as a step acquisition in accordance with purchase accounting, and each was recorded at its estimated fair market value. The estimated fair value was calculated by discounting the estimated future cash flows of each real estate property using current capitalization and market discount rates, and multiplying the general partner ownership percentage (ranging from .01% to 1%) by the estimated fair value of the net assets in each of the eight Operating Partnerships. The aggregate estimated fair value of the general partner interests acquired on January 1, 2002 was approximately $309,000, which is allocated 100% to reduce the Company's investment in real estate and will be depreciated on a straight line basis over 27.5 years.

The following presents the unaudited consolidated proforma results of operations of the Company for the three months ended March 31, 2001 as if the Company had acquired the general partner interests on January 1, 2001.

On March 26, 2002, the Company acquired the Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.1 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.3 million.

3. Investment in Real Estate

The Company's investment in real estate is comprised of the following:

A reconciliation of investment in real estate is as follows:

4. Bonds and Mortgage Payable

Bonds and mortgages payable at March 31, 2002 consisted of the following:

5. Borrowings Under Repurchase Agreements

The Company has borrowed against certain of its GNMA Certificates using repurchase agreements. The following table shows the terms of the borrowings outstanding at March 31, 2002.

The GNMA Certificates, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

6. Transactions with Related Parties

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the Merger date of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis and were $129,942 and $80,100 for the three months ended March 31, 2002 and 2001, respectively.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized. The General Partner received an acquisition fee of $186,197 for the first quarter of 2002 in connection with the acquisition of The Glades Apartments. No such fees were payable to the General Partner during the first quarter of 2001 as the Company did not acquire new assets during this period.

7. Segment Reporting

 The Company defines each of its multifamily apartment properties as an individual operating segment, including the properties owned by the Operating Partnerships. It has also determined that all properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment; that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The revenues, net operating income and assets for the Company's reportable segment as of and for the three month periods ending March 31, 2002 and 2001 are summarized as follows:

For the Three Months Ended Mar. 31, 2002		For the Three Months Ended Mar. 31, 2001
Multifamily real estate segment revenues (loss)	$	3,672,655	$	(29,817)
Reconciling items:				
Mortgage-backed securities income		332,629		1,363,590
Interest and dividend income		79,896		136,551
Other income		3,288		6,099
Consolidated revenues	$	4,088,468	$	1,476,423
Consolidated net income	$	797,901	$	958,883
Reconciling items:				
General and administrative expenses		389,724		352,252
Interest on Notes payable and repurchase agreements		205,922		165,288
Interest and dividend income		(79,896)		(136,551)
Mortgage backed securities income		(332,629)		(1,363,590)
Other income		(3,288)		(6,099)
Net income (loss) from multifamily real estate segment	$	977,734	$	(29,817)
Reconciling items:				
Depreciation		664,357		-
Amortization of debt financing costs		34,384		-
Interest expense		273,739		-
Net operating income (loss) from multifamily real estate segment	$	1,950,214	$	(29,817)
Multifamily real estate segment assets	$	96,705,346	$	3,880,131
Reconciling items:				
Cash and cash equivalents		3,043,488		7,659,680
Investment in corporate equity securities		2,771,296		1,141,650
Investment in GNMA Certificates		15,229,750		43,004,358
Investment in FHA Loans		-		18,638,274
Other assets		4,071,245		1,600,903
Consolidated assets	$	121,821,125	$	75,924,996

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

8. Investment in Operating Partnerships

The Company's investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by certain GNMA Certificates owned by the Company.

As described in note 2 to the consolidated interim financial statements, the Company acquired the general partner interests of eight of the Operating Partnerships on January 1, 2002. As a result, the multifamily properties in the eight operating partnership's are now consolidated in the consolidated financial statements of the Company.

At March 31, 2002, the Company continues to own limited partnership interests in two Operating Partnerships, Crane's Landing Partners, Ltd., and Water's Edge Limited Partnership, which continue to be accounted for using the equity method.

A reconciliation of the Company's investment in Operating Partnership's is as follows:

9. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. The adoption of this standard on January 1, 2002 did not have an impact on the Company's consolidated financial statements. FAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As of the date of adoption, the company had unamortized goodwill of approximately $899,000. Amortization expense related to such goodwill was approximately $36,000 for the year ended December 31, 2001. The impact of adoption of the new pronouncements did not have a significant effect on the consolidated financial statements of the Company.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard on January 1, 2002 did not have an impact on the consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Since the date of the Merger of the Company from the prior limited partnerships (December 31, 2000), the Company continues to implement its growth strategy of acquiring additional real estate investments. Since such date, the Company has acquired three multifamily real estate properties containing 862 units and has acquired control of eight of the ten Operating Partnerships.

During 2001, the Company's General Partner continued to make progress toward acquiring control of the ten individual Operating Partnerships in which it has investments. By the end of the year, the Company's General Partner ("America First") controlled eight of the ten Operating Partnerships.

On January 1, 2002, the Company acquired full ownership and control of the eight Operating Partnerships from America First. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships and presents the results of each as a wholly owned subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%. The presentation of the real estate operations on a consolidated basis provides a more meaningful understanding of the Company's business and financial results, and the proforma effects of the transaction for the previous quarter end are also discussed herein to facilitate a complete understanding of the Company's financial results.

As a result of this transaction, and an additional acquisition described below, the Company directly owns 11 multifamily residential properties at March 31, 2002 and continues to own 99% limited partnership interests in two Operating Partnerships, Crane's Landing and Water's Edge Apartments, for a total of 13 multifamily residential properties.

On March 26, 2002, the Company acquired the Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.1 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.3 million.

The following table sets forth certain information regarding the Company's real estate at March 31, 2002:

The Company's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. Starting in 2001, the national economy, as well as markets in which certain of the Company's properties operate, experienced a general downturn. This downturn has had an effect on the net rental revenue and occupancy levels of the Company's properties. The Company has also experienced an increase in operating expenses due to significant increases in insurance costs and increased costs to rent vacant apartments. In addition, home ownership has become a reality to many of the Company's prospective tenants due to record low mortgage interest rates causing additional tenant competition. These factors began to affect the financial results of the Company in the fourth quarter of 2001, and have continued into the first quarter of 2002. As a result of these factors, the Company experienced an overall net decline in rental income and a net increase in rental expenses.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company earned rental income of $3,649,743 during the first quarter of 2002, which is attributable to the 2001 acquisitions of Brentwood Oaks Apartments, Huntsview Apartments and the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. The Company did not directly own any properties during the first quarter of 2001 and accordingly did not earn rental income during this period. On a proforma basis, the Company's rental income increased $890,382 or 32% for the first quarter of 2002 compared to the first quarter of 2001. This is primarily attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments.

Equity in the earnings of Operating Partnerships increased $52,729 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase is primarily due to the acquisition of the general partner interests in eight of the Operating Partnerships on January 1, 2002.

Mortgage-backed securities income decreased $1,030,961 or 76% for the first quarter of 2002 compared to the first quarter of 2001 as a result of the acquisition of the general partners of eight of the Operating Partnerships and the related elimination entries during consolidation. On a proforma basis, mortgage-backed securities income decreased $1,899 or 1% for the first quarter of 2002 compared to the first quarter of 2001.

Interest income on cash and cash equivalents decreased $99,878 or 81% for the first three months of 2002 compared to the same period in 2001 due to a decrease in the average balance of such investments and the decrease in rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.93% for the first quarter of 2002, compared to 5.7% for the first quarter of 2001.

Dividend income from the Company's investment in corporate equity securities increased $43,223 for the quarter ended March 31, 2002 compared to the first quarter of 2001 due to additional acquisitions during 2001 and the first quarter of 2002.

The Company incurred real estate operating expenses of $1,722,441 during the first quarter of 2002, which are attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments, and the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. The Company did not directly own any properties during the quarter ended March 31, 2001 and, accordingly, did not incur real estate operating expenses during this period. On a proforma basis, real estate operating expenses increased $518,424 or 43% for the first quarter of 2002 compared to the first quarter of 2001. This increase is primarily due to the acquisitions of Brentwood Oaks Apartments and Huntsview Apartments during 2001.

The Company incurred depreciation expense of $664,357 during the first quarter of 2002, which is attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments, and the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. On a proforma basis, depreciation expense increased $343,033 during the first quarter of 2002 compared to the first quarter of 2001. This increase is attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments.

The Company incurred interest expense of $479,661 during the three months ended March 31, 2002 as follows: (i) $273,739 on its bonds and mortgages payable; (ii) $26,042 on Notes payable which originated in connection with the Merger; and (iii) $179,880 on the Company's repurchase obligations. During the three months ended March 31, 2001, the Company incurred interest expense of $165,288, consisting of interest expense of $104,218 on its repurchase agreements and interest expense of $61,070 on notes payable which originated in connection with the Merger. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships and the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments. The increase in the repurchase agreement interest expense is due to an increase in the outstanding borrowings under repurchase agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Operating and administrative expenses increased $37,472 for the first quarter of 2002 compared to the same period in 2001. This is primarily attributable to increases in asset management fees related to the acquisitions of Brentwood Oaks Apartments and Huntsview Apartments in 2001.

Funds From Operations

The Company considers Funds From Operations ("FFO") to be a key measure of its performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

FFO increased $565,976 or 59% to $1,524,859 for the first quarter of 2002, compared to $958,883 for the same period in 2001, which is attributable to acquisitions of investment in real estate. On a proforma basis, FFO increased $92,855 or 7% for the first quarter of 2002 compared to the first quarter of 2001.

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

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $1,039,005 for the three months ended March 31, 2002, compared to $193,411 for the three months ended March 31, 2001, principally due to property acquisitions and changes in operating liabilities. Net cash used in investing activities increased to $4,091,671 for the three months ended March 31, 2002 compared to $1,121,139 for the three months ended March 31, 2001 due to the acquisition of the Glades Apartments in March 2002. The Company's net cash provided by financing activities increased to $3,880,666 for the three months ended March 31, 2002 compared to $43,847 for the three months ended March 31, 2002, due to the special distributions made in the first quarter of 2001 and an increase in proceeds from borrowings under repurchase agreements.

The amount of operating cash generated by the Company is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

The Company's growth strategy includes the acquisition of additional multifamily residential properties as well as debt and equity securities of entities engaged in similar activities, which will be funded from available cash and short-term investments, and from: (i) borrowing against or sale of the existing properties; (ii) borrowing against or sale of the GNMA Certificates; and (iii) borrowing against the additional properties acquired by the Company. The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

During January 2002, the Company renewed a repurchase agreement, borrowing against one of its GNMA Certificates in the amount of $9,500,000. The repurchase agreement bears interest at a fixed rate of 2.28% per annum and matures on January 21, 2003.

During March 2002, the Company borrowed $5,000,000 against one of its GNMA Certificates through the utilization of a repurchase agreement. The repurchase agreement bears interest at a fixed rate of 2.83% per annum and matures on March 12, 2003.

During March 2002, the Company assumed $8,865,000 in bonds payable in connection with the acquisition of The Glades Apartments. The bonds bear interest at a fixed rate of 6.10% per annum and mature on October 1, 2002.

Forward Looking Statements

This report contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward looking statements. Unit holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long and short-term borrowings used to fund expansion of the Company's real estate portfolio and its variable rate Notes payable. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments, such as interest rate caps, in order to mitigate its interest rate risk. The Company does not enter into derivative instrument transactions for speculative purposes.

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

At March 31, 2002, approximately 77% of the Company's borrowings consisted of fixed-rate financing. The remaining 23% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to Unit holders will decrease.

The following tables provide information at March 31, 2002 regarding the Company's financial instruments sensitive to interest rate risk:

As the above tables incorporate only those positions or exposures that existed as of March 31, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as required by this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2(a) Agreement and Plan of Merger among the Company and Cap Source and Cap Source II (incorporated by reference to Appendix A to the Prospectus included in Registration Statement of Form S-4 (No. 333-52117) filed by the Company on November 8, 1999).

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

4(c) Form of Indenture between the Company and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

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
CAPITAL SOURCE II, L.L.C., AMERICA
FIRST COMPANIES, L.L.C., AMERICA
FIRST REAL ESTATE INVESTMENT
PARTNERS, L.P., LEHMAN
BROTHERS, INC., CAPITAL SOURCE
L.P., PAUL L. ABBOTT, and CAPITAL
SOURCE II, L.P.,
Defendants.

(incorporated herein by reference to Form 10-Q dated March 31, 2000 filed pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 by the Company (Commission File No. 333-52117)).

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

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

Date: May 13, 2002