Form 10-Q
period 2002-06-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2002-08-13
CIK 1060383

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2002 and 2001 (Unaudited)

Consolidated Statement of Partners' Capital (deficit) for the six months ended June 30, 2002

(Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2002		For the Six Months Ended June 30, 2001
Cash flows from operating activities				
Net income	$	1,333,751	$	1,928,912
Adjustments to reconcile net income to net cash provided by operating activities				
Equity in (earnings) losses of Operating Partnerships		26,835		(68,312)
Depreciation expense		1,505,737		-
Amortization expense		70,268		17,986
Other amortization		(550)		(771)
Gain on the sale of corporate equity securities		-		(5,847)
Increase in restricted cash		(713,103)		-
(Increase) decrease in dividends and interest receivable		(39,416)		78,605
(Increase) decrease in other assets		150,344		(231,666)
Decrease in accounts payable and accrued expenses		(39,702)		(1,099,794)
(Decrease) increase in interest payable		(92,629)		204,686
Net cash provided by operating activities		2,201,535		823,799
Cash flows from investing activities				
FHA Loan and GNMA principal payments received		131,629		6,711,851
Proceeds from sale of corporate equity securities		-		150,711
Distributions from Operating Partnerships		-		127,455
Investments in Operating Partnerships		-		(6,554,331)
Cash acquired in Operating Partnerships general partners acquisition		1,120,224		-
Acquisition of investment in real estate		(6,480,651)		-
Purchase of corporate equity securities		(1,468,138)		(1,170,598)
Purchase of goodwill		-		(10,000)
Net cash used in investing activities		(6,696,936)		(744,912)
Cash flows from financing activities				
Borrowings under repurchase agreements		21,475,000		16,475,000
Principal payments on repurchase agreements		(16,475,000)		-
Principal payments on bonds and mortgages payable		(156,920)		-
Distributions paid		(2,145,666)		(11,327,037)
Purchase of Units		-		(3,384,326)
Cash paid in lieu of fractional Units and Notes		-		(117,486)
Debt financing costs paid		(137,599)		-
Principal payments on Notes payable		-		(509,024)
Net cash provided by financing activities		2,559,815		1,137,127
Net increase (decrease) in cash and cash equivalents		(1,935,586)		1,216,014
Cash and cash equivalents at beginning of period		5,386,206		8,543,561
Cash and cash equivalents at end of period	$	3,450,620	$	9,759,575
Supplemental disclosure of cash flow information:				
Cash paid during the period for interest	$	1,168,031	$	141,026

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2002, and the results of operations for all periods presented have been made. Certain assets from the prior period have been reclassified to conform to the current period presentation. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Business Combinations

On January 1, 2002, the Company acquired the general partner interests in eight of the ten Operating Partnerships from its General Partner for no consideration. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships, and presents the results of each Operating Partnership on a consolidated basis as a wholly owned subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%.

The acquisition of the general partner interests of each of the eight Operating Partnerships was accounted for as a step acquisition in accordance with purchase accounting, and each was recorded at its estimated fair market value. The estimated fair value was calculated by discounting the estimated future cash flows of each real estate property using current capitalization and market discount rates, and multiplying the general partner ownership percentage (ranging from .01% to 1%) by the estimated fair value of the net assets in each of the eight Operating Partnerships. The aggregate estimated fair value of the general partner interests acquired on January 1, 2002 was approximately $315,000, which is allocated 100% to reduce the Company's investment in real estate and will be depreciated on a straight line basis over 27.5 years.

The following presents the unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2001 as if the Company had acquired the general partner interests on January 1, 2001.

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

4. Bonds and Mortgage Payable

Bonds and mortgages payable at June 30, 2002 consisted of the following:

5. Borrowings Under Repurchase Agreements

The Company has borrowed against certain of its GNMA Certificates using repurchase agreements. The following table shows the terms of the borrowings outstanding at June 30, 2002.

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

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the Merger date of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis and were $150,165 and $282,712 for the three and six months ended June 30, 2002, respectively.

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Company. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $170,548 and $316,868 for the three and six months ended June 30, 2002, respectively.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized as a cost of the investment in real estate. The General Partner received an acquisition fee of $186,197 in the first six months of 2002 in connection with the acquisition of The Glades Apartments in March 2002. No such fees were payable to the General Partner during the six months ended June 30, 2001 as the Company did not acquire new assets during this period.

7. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents, which is legally restricted as to use, is comprised of resident security deposits, required maintenance reserves and escrowed funds.

8. Segment Reporting

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

The revenues, net operating income and assets for the Company's reportable segment as of and for the three and six month periods ending June 30, 2002 and 2001 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

9. Investment in Operating Partnerships

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

At June 30, 2002, the Company continues to own limited partnership interests in two Operating Partnerships, Crane's Landing Partners, Ltd., and Water's Edge Limited Partnership, which continue to be accounted for using the equity method.

A reconciliation of the Company's investment in Operating Partnership's is as follows:

10. New Accounting Pronouncements

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

The following presents the prior year results as if the provisions of FAS 141 had been adopted in 2001:

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

On January 1, 2002, the Company acquired full ownership and control of the eight Operating Partnerships from the Company's General Partner. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships and presents the results of each as a wholly owned subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%. The presentation of the real estate operations on a consolidated basis provides a more meaningful understanding of the Company's business and financial results, and the pro forma effects of the transaction for the prior year comparable period are also discussed herein to facilitate a complete understanding of the Company's financial results.

As a result of the acquisition of the general partner interests of the Operating Partnerships, and the property acquisition described below, the Company directly owned 11 multifamily residential properties at June 30, 2002 and continued to own 99% limited partnership interests in two Operating Partnerships, Crane's Landing and Water's Edge Apartments, for a total of 13 multifamily residential properties.

On March 26, 2002, the Company acquired the Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.1 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.3 million.

The following table sets forth certain information regarding the Company's investment in real estate at June 30, 2002:

The Company's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. Starting in 2001, the national economy, as well as markets in which certain of the Company's properties operate, experienced a general downturn. This downturn has had an effect on the net rental revenue and occupancy levels of the Company's properties. The Company has also experienced an increase in operating expenses due to significant increases in insurance costs and increased costs to rent vacant apartments. In addition, home ownership has become a reality to many of the Company's prospective tenants due to record low mortgage interest rates causing additional tenant competition. These factors began to affect the financial results of the Company in the fourth quarter of 2001, and have continued into 2002. As a result of these factors, the Company has experienced an overall net decline in rental income and a net increase in rental expenses.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company earned rental income of $4,222,243 during the three months ended June 30, 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. The Company did not directly own any properties during the comparable period of 2001 and, accordingly, did not earn rental income during this period. On a pro forma basis, the Company's rental income increased $1,501,718 or 55% for the second quarter of 2002 compared to the second quarter of 2001. This is primarily attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments and the 2002 acquisition of The Glades Apartments.

Equity in the earnings of Operating Partnerships decreased $147,876 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This decrease is primarily due to the acquisition of the general partner interests in eight of the Operating Partnerships on January 1, 2002, the results of which are now consolidated in the financial results of the Company.

Mortgage-backed securities income decreased $1,089,883 or 80% for the second quarter of 2002 compared to the second quarter of 2001 as a result of the acquisition of the general partners of eight of the Operating Partnerships and the related elimination entries during consolidation. The GNMA Certificates, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans. On a pro forma basis, mortgage-backed securities income decreased $343,354 or 56% for the second quarter of 2002 compared to the second quarter of 2001, primarily due to the repayment of the FHA loans during 2001.

Interest income on cash and cash equivalents decreased $28,879 or 67% for the second quarter of 2002 compared to the same period in 2001 due to a decrease in the average balance of such investments and the decrease in rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.85% for the second quarter of 2002, compared to 3.98% for the second quarter of 2001.

Dividend income from the Company's investment in corporate equity securities increased $57,767 for the quarter ended June 30, 2002 compared to the second quarter of 2001 due to additional acquisitions during the last six months of 2001 and the first and second quarters of 2002.

The Company incurred real estate operating expenses of $2,089,393 during the second quarter of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships which allowed the Company to consolidate their operations with the Company. The Company did not directly own any properties during the quarter ended June 30, 2001 and, accordingly, did not incur real estate operating expenses during this period. On a pro forma basis, real estate operating expenses increased $724,983 or 53% for the second quarter of 2002 compared to the second quarter of 2001. This increase is primarily due to the acquisitions of Brentwood Oaks Apartments and Huntsview Apartments during 2001, and the acquisition of The Glades Apartments during 2002.

The Company incurred depreciation expense of $841,380 during the second quarter of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. On a pro forma basis, depreciation expense increased $564,408 during the second quarter of 2002 compared to the second quarter of 2001. This increase is attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments and the 2002 acquisition of The Glades Apartments.

The Company incurred amortization expense on property debt financing costs of $35,884 for the three months ended June 30, 2002. During the three months ended June 30, 2001, the Company did not directly own any properties and accordingly did not incur amortization expense.

The Company incurred interest expense of $614,870 during the three months ended June 30, 2002 as follows: (i) $390,517 on its bonds and mortgages payable; (ii) $29,057 on Notes payable which originated in connection with the Merger; and (iii) $195,296 on the Company's repurchase obligations. During the three months ended June 30, 2001, the Company incurred interest expense of $180,424, consisting of interest expense of $132,968 on its repurchase agreements and interest expense of $47,456 on notes payable which originated in connection with the Merger. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments. The increase in the repurchase agreement interest expense is due to an increase in the outstanding borrowings under repurchase agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Operating and administrative expenses increased $46,700 for the second quarter of 2002 compared to the same period in 2001. This is primarily attributable to increases in asset management fees related to the acquisitions of Brentwood Oaks Apartments and Huntsview Apartments in 2001 and The Glades Apartments in 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company earned rental income of $7,871,985 during the six months ended June 30, 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. The Company did not directly own any properties during the comparable period in 2001 and, accordingly, did not earn rental income during this period. On a pro forma basis, the Company's rental income increased $2,392,099 or 44% for the first six months of 2002 compared to the first six months of 2001. This is primarily attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments and the 2002 acquisition of The Glades Apartments.

Equity in the earnings of Operating Partnerships decreased $95,147 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease is primarily due to the acquisition of the general partner interests in eight of the Operating Partnerships on January 1, 2002, the results of which are now consolidated in the financial results of the Company.

Mortgage-backed securities income decreased $2,139,973 or 79% for the first two quarters of 2002 compared to the first two quarters of 2001 as a result of the acquisition of the general partners of eight of the Operating Partnerships and the related elimination entries during consolidation. On a pro forma basis, mortgage-backed securities income decreased $877,616 or 60% for the first two quarters of 2002 compared to the first two quarters of 2001, primarily due to the repayment of the FHA loans during 2001.

Interest income on cash and cash equivalents decreased $128,756 or 77% for the first six months of 2002 compared to the same period in 2001 due to a decrease in the average balance of such investments and the decrease in rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.85% for the six months ended June 30, 2002, compared to 3.98% for the comparable period in 2001.

Dividend income from the Company's investment in corporate equity securities increased $100,989 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to additional acquisitions during the last six months of 2001 and the first and second quarters of 2002.

The Company incurred real estate operating expenses of $3,811,834 during the first two quarters of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships which allowed the Company to consolidate their operations with the Company. The Company did not directly own any properties during the six months ended June 30, 2001 and, accordingly, did not incur real estate operating expenses during this period. On a pro forma basis, real estate operating expenses increased $1,243,407 or 48% for the first two quarters of 2002 compared to the first two quarters of 2001. This increase is primarily due to the acquisitions of Brentwood Oaks Apartments and Huntsview Apartments during 2001, and the acquisition of The Glades Apartments during 2002.

The Company incurred depreciation expense of $1,505,737 during the first two quarters of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. On a pro forma basis, depreciation expense increased $907,441 during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase is attributable to the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments and the 2002 acquisition of The Glades Apartments.

The Company incurred amortization expense on property debt financing costs of $70,268 for the six months ended June 30, 2002. During the six months ended June 30, 2001, the Company did not directly own any properties and accordingly did not incur amortization expense.

The Company incurred interest expense of $1,075,402 during the six months ended June 30, 2002 as follows: (i) $645,127 on its bonds and mortgages payable; (ii) $55,099 on Notes payable which originated in connection with the Merger; and (iii) $375,176 on the Company's repurchase obligations. During the six months ended June 30, 2001, the Company incurred interest expense of $345,712, consisting of interest expense of $237,186 on its repurchase agreements and interest expense of $108,526 on Notes payable which originated in connection with the Merger. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships; (ii) the 2002 acquisition of The Glades Apartments; and (iii) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments. The increase in the repurchase agreement interest expense is due to an increase in the outstanding borrowings under repurchase agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Operating and administrative expenses increased $84,172 for the first two quarters of 2002 compared to the same period in 2001. This is primarily attributable to increases in asset management fees related to the acquisitions of Brentwood Oaks Apartments and Huntsview Apartments in 2001 and The Glades Apartments in 2002.

Funds From Operations

The Company's funds from operations ("FFO") increased $292,277 or 25% to $1,439,831 for the second quarter of 2002, compared to $1,147,554 for the same period in 2001, which is attributable to acquisitions of investment in real estate. On a pro forma basis, FFO increased $210,609 or 17% for the second quarter of 2002 compared to the same period in 2001, also due to acquisitions of investment in real estate.

FFO increased $680,787 or 30% to $2,964,690 for the first six months of 2002, compared to $2,283,903 for the same period in 2001, which is attributable to acquisitions of investment in real estate. On a pro forma basis, FFO increased $303,404 or 11% for the first six months of 2002 compared to the first six months of 2001, also due to acquisitions of investment in real estate.

The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three and six month periods ended June 30, 2002 and 2001:

Although the Company considers FFO to be a key measure of its performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs, including its ability to make cash distributions. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculated FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $2,201,535 for the six months ended June 30, 2002, compared to $823,799 for the six months ended June 30, 2001, principally due to real estate acquisitions. Net cash used in investing activities increased to $6,696,936 for the six months ended June 30, 2002 compared to $744,912 for the six months ended June 30, 2001 due to the acquisition of the Glades Apartments in March 2002 and purchases of corporate equity securities during the first six months of 2002. The Company's net cash provided by financing activities increased to $2,559,815 for the six months ended June 30, 2002 compared to $1,137,127 for the six months ended June 30, 2002, due to an increase in proceeds from borrowings under repurchase agreements and the special distributions made in the first quarter of 2001.

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

During January 2002, the Company renewed a repurchase agreement, borrowing against its Crane's Landing GNMA Certificate in the amount of $9,500,000. The repurchase agreement bears interest at a fixed rate of 2.28% per annum and matures on January 21, 2003.

During March 2002, the Company borrowed $5,000,000 against its Monticello Apartments GNMA Certificate through the utilization of a repurchase agreement. The repurchase agreement bears interest at a fixed rate of 2.83% per annum and matures on March 12, 2003.

During March 2002, the Company assumed $8,865,000 in bonds payable in connection with the acquisition of The Glades Apartments. The bonds bear interest at a fixed rate of 6.10% per annum and mature on October 1, 2002.

During June 2002, the Company renewed a repurchase agreement, borrowing against its Ponds at Georgetown GNMA Certificate in the amount of $6,975,000. The repurchase agreement bears interest at a fixed rate of 2.28% per annum and matures on June 26, 2003.

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

At June 30, 2002, approximately 76% of the Company's borrowings consisted of fixed-rate financing. The remaining 24% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to Unit holders will decrease.

The following tables provide information at June 30, 2002 regarding the Company's financial instruments sensitive to interest rate risk:

As the above tables incorporate only those positions or exposures that existed as of June 30, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

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

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on May 13, 2002 reporting an acquisition of real estate property under Item 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By America First Real Estate
Investment Partners, L.P.

By America First Capital
Source I, L.L.C., General
Partner of the Company

By /s/ Mark A. Hiatt
Mark A. Hiatt,
Vice President, Secretary
and Treasurer (Principal Financial Officer)

Date: August 13, 2002