Form 10-Q
period 2002-09-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2002-11-14
CIK 1060383

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

or

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2002 and 2001 (Unaudited)

Consolidated Statement of Partners' Capital (deficit) for the nine months ended September 30, 2002

(Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

(Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended Sept. 30, 2002		For the Nine Months Ended Sept. 30, 2001
Cash flows from operating activities				
Net income	$	1,804,995	$	2,950,767
Adjustments to reconcile net income to net cash provided by operating activities				
Equity in (earnings) losses of Operating Partnerships		42,767		(376,972)
Amortization of goodwill		-		26,978
Depreciation expense		2,317,657		36,795
Amortization expense		86,789		4,131
Other amortization		(859)		(1,495)
Gain on the sale of corporate equity securities		-		(5,847)
Increase in restricted cash		(1,289,221)		-
(Increase) decrease in dividends and interest receivable		(46,001)		125,788
(Increase) decrease in other assets		499,077		(197,243)
(Decrease) increase in accounts payable and accrued expenses		391,742		(885,000)
(Decrease) increase in interest payable		(45,489)		270,511
Net cash provided by operating activities		3,761,457		1,948,413
Cash flows from investing activities				
FHA Loan and GNMA principal payments received		126,174		15,625,767
Proceeds from sale of corporate equity securities		-		150,711
Distributions from Operating Partnerships		180,473		336,767
Investments in Operating Partnerships		-		(15,383,200)
Cash acquired in Operating Partnerships general partners acquisition		1,120,224		-
Acquisition of investment in real estate		(9,598,321)		(2,822,393)
Purchase of corporate equity securities		(2,274,026)		(1,825,944)
Purchase of goodwill		-		(10,000)
Net cash used in investing activities		(10,445,476)		(3,928,292)
Cash flows from financing activities				
Borrowings under repurchase agreements		34,475,000		20,325,000
Principal payments on repurchase agreements		(16,475,000)		-
Principal payments on bonds and mortgages payable		(192,024)		-
Distributions paid		(3,261,345)		(12,356,894)
Purchase of Units		-		(3,522,668)
Cash paid in lieu of fractional Units and Notes		-		(117,486)
Debt financing costs paid		(1,313,536)		(285,044)
Principal payments on Notes payable		-		(509,024)
Net cash provided by financing activities		13,233,095		3,533,884
Net increase in cash and cash equivalents		6,549,076		1,554,005
Cash and cash equivalents at beginning of period		5,386,206		8,543,561
Cash and cash equivalents at end of period	$	11,935,282	$	10,097,566
Supplemental disclosure of cash flow information:				
Cash paid during the period for interest	$	2,000,446	$	141,026

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2002, and the results of operations for all periods presented have been made. Certain amounts from the prior period have been reclassified to conform to the current period presentation. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Business Combinations

On January 1, 2002, the Company acquired the general partner interests in eight of the ten Operating Partnerships from its General Partner for no consideration. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships, and presents the results of the eight Operating Partnership's on a consolidated basis as a wholly owned investment in real estate subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%.

The acquisition of the general partner interests of each of the eight Operating Partnerships was accounted for as a step acquisition in accordance with purchase accounting, and each was recorded at its estimated fair market value. The estimated fair value was calculated by discounting the estimated future cash flows of each real estate property using current capitalization and market discount rates, and multiplying the general partner ownership percentage (ranging from .01% to 1%) by the estimated fair value of the net assets in each of the eight Operating Partnerships. The aggregate estimated fair value of the general partner interests acquired on January 1, 2002 was approximately $315,000, which is allocated 100% as a reduction of the Company's investment in real estate and is depreciated on a straight line basis over 27.5 years.

The following presents the unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2001 as if the Company had acquired the general partner interests on January 1, 2001.

3. Investment in Real Estate

The Company's investment in real estate is comprised of the following:

A reconciliation of investment in real estate is as follows:

On March 26, 2002, the Company acquired the Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.2 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.4 million.

On September 19, 2002, the Company acquired the Lakes of Northdale Apartments, a 216 unit apartment property located in Tampa, Florida. The $12.4 million acquisition was financed through the assumption of bonds payable of $9.6 million and cash of approximately $2.8 million.

4. Bonds and Mortgage Payable

Bonds and mortgages payable at September 30, 2002 consisted of the following:

5. Borrowings Under Repurchase Agreements

The Company has borrowed against certain of its GNMA Certificates using repurchase agreements. The following table shows the terms of the borrowings outstanding at September 30, 2002.

The GNMA Certificates, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, Waterman's Crossing and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

6. Transactions with Related Parties

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the date the Company was formed from the merger of the previous limited partnerships of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis and were $152,030 and $434,742 for the three and nine months ended September 30, 2002, respectively.

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Company. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or (ii) customary fees for such services determined on a competitive basis and amounted to $169,530 and $486,398 for the three and nine months ended September 30, 2002, respectively.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized as a cost of the investment in real estate. The General Partner received acquisition fees of $152,536 and $338,733 during the three and nine months ending September 30, 2002 in connection with the acquisition of The Glades Apartments in March 2002 and the Lakes of Northdale Apartments in September 2002.

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

The revenues, net operating income and assets for the Company's reportable segment as of and for the three and nine month periods ending September 30, 2002 and 2001 are summarized as follows:

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

Effective August 1, 2002, the general partner of Water's Edge Ltd. was removed, to be replaced by the Company. The general partner is contesting the matter and refuses to acknowledge the removal. The matter is presently in litigation. As a result, the Company has continued to account for Water's Edge as an equity method investment at September 30, 2002, and not has a fully-owned consolidated real estate investment, until such matter is resolved.

At September 30, 2002, the Company continues to own limited partnership interests in two Operating Partnerships, Crane's Landing Partners, Ltd., and Water's Edge Limited Partnership, which continue to be accounted for using the equity method.

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

The Company began operations on December 31, 2000 when it merged with two prior limited partnerships, with the Company being the surviving entity. The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and (iii) provide enhanced liquidity and market value of its units. Management's strategy to meet these objectives includes acquiring investments in multifamily residential properties and acquiring securities of other entities engaged in similar real estate business.

Since the date of the merger of the Company from the prior limited partnerships, the Company continues to implement its growth strategy of acquiring additional real estate investments. Since such date, the Company has acquired four multifamily real estate properties containing 1,078 units and has acquired control of eight of the ten Operating Partnerships.

On January 1, 2002, the Company acquired full ownership and control of the eight Operating Partnerships. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships and presents the results of each as a wholly owned subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%. The presentation of the real estate operations on a consolidated basis provides a more meaningful understanding of the Company's business and financial results, and the pro forma effects of this transaction for the prior year comparable period are also discussed herein to facilitate a complete understanding of the Company's financial results.

Effective August 1, 2002, the general partner of Water's Edge Ltd. was removed, to be replaced by the Company. The general partner is contesting the matter and refuses to acknowledge the removal. The matter is presently in litigation. As a result, the Company has continued to account for Water's Edge as an equity method investment at September 30, 2002, and not has a fully-owned consolidated real estate investment, until such matter is resolved.

As a result of the acquisition of the general partner interests of the Operating Partnerships, and the property acquisitions described below, the Company directly owned 12 multifamily residential properties at September 30, 2002 and continued to own 99% limited partnership interests in two Operating Partnerships, Crane's Landing and Water's Edge Apartments, for a total of 14 multifamily residential properties.

On March 26, 2002, the Company acquired the Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.2 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.4 million.

On September 19, 2002, the Company acquired the Lakes of Northdale Apartments, a 216 unit apartment property located in Tampa, Florida. The $12.4 million acquisition was financed through the assumption of bonds payable of $9.6 million and cash of approximately $2.8 million.

The following table sets forth certain information regarding the Company's investment in real estate at September 30, 2002:

Results of Operations

The Company's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. Starting in 2001, the national economy, as well as markets in which certain of the Company's properties operate, experienced a general downturn. This downturn has had an effect on the net rental revenue and occupancy levels of the Company's properties. The Company has also experienced an increase in operating expenses due to significant increases in insurance costs and increased costs to rent vacant apartments. In addition, home ownership has become a reality to many of the Company's prospective tenants due to record low mortgage interest rates causing additional tenant competition. As a result of these factors, the Company has experienced an overall net decline in rental income and a net increase in rental expenses, although low interest rates have had a positive effect on interest expense incurred on short term and variable-rate borrowings.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company earned rental income of $4,237,050 during the three months ended September 30, 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. The Company directly owned one property during the comparable period of 2001 and earned $165,378 of rental income during this period. On a pro forma basis, the Company's rental income increased $1,301,080 or 44% for the third quarter of 2002 compared to the third quarter of 2001. This is primarily attributable to the 2001 acquisition of Huntsview Apartments and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships decreased $324,592 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This decrease is primarily due to the acquisition of the general partner interests in eight of the Operating Partnerships on January 1, 2002, the results of which are now consolidated in the financial results of the Company. On a pro forma basis, equity in earnings of operating partnerships decreased $9,375 for the three months ended September 30, 2002 compared to the same period in 2001.

Mortgage-backed securities income decreased $851,638 or 72% for the third quarter of 2002 compared to the third quarter of 2001 as a result of the acquisition of the general partners of eight of the Operating Partnerships and the related elimination entries during consolidation. The GNMA Certificates and the related interest income and interest expense, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, Waterman's Crossing and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans. On a pro forma basis, mortgage-backed securities income decreased $280,315 or 46% for the third quarter of 2002 compared to the third quarter of 2001, due to the repayment of the FHA loans during 2001.

Interest income on cash and cash equivalents decreased $28,223 or 36% for the third quarter of 2002 compared to the same period in 2001 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.74% for the third quarter of 2002, compared to 3.4% for the third quarter of 2001.

Dividend income from the Company's investment in corporate equity securities increased $70,275 for the quarter ended September 30, 2002 compared to the third quarter of 2001 due to additional acquisitions during the last quarter of 2001 and the first three quarters of 2002.

The Company incurred real estate operating expenses of $2,291,605 during the third quarter of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships which allowed the Company to consolidate their operations with the Company. The Company directly owned only one property (Brentwood Oaks Apartments) during the quarter ended September 30, 2001 and incurred real estate operating expenses of $41,925 during this period. On a pro forma basis, real estate operating expenses increased $818,267 or 56% for the third quarter of 2002 compared to the third quarter of 2001. This increase is primarily due to the acquisitions Huntsview Apartments during 2001, and the acquisitions of The Glades Apartments and the Lakes of Northdale Apartments during 2002.

The Company incurred depreciation expense of $811,920 during the third quarter of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. On a pro forma basis, depreciation expense increased $475,952 during the third quarter of 2002 compared to the third quarter of 2001. This increase is attributable to the 2001 acquisition of Huntsview Apartments and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments.

The Company incurred amortization expense on debt financing costs of $16,521 for the three months ended September 30, 2002. During the three months ended September 30, 2001, the Company directly owned only one property and incurred amortization expense of $4,131 during the period. On a pro forma basis, amortization expense decreased $8,077 during the third quarter of 2002 compared to the third quarter of 2001, which is attributable to the refinancing of the Brentwood Oaks bonds payable which extended the term of the bonds to 2031 and extended the term over which the related debt financing costs are amortized.

The Company incurred interest expense of $753,590 during the three months ended September 30, 2002 as follows: (i) $542,304 on its bonds and mortgages payable; (ii) $24,537 on Notes payable which originated in connection with the Merger; and (iii) $186,749 on the Company's repurchase obligations. During the three months ended September 30, 2001, the Company incurred interest expense of $276,720, consisting of interest expense of $22,628 on bonds payable; $211,439 on its repurchase agreements and interest expense of $42,653 on notes payable which originated in connection with the Merger. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments. The increase in the repurchase agreement interest expense is due to an increase in the outstanding borrowings under repurchase agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

General and administrative expenses decreased $25,960 for the third quarter of 2002 compared to the same period in 2001. This decrease is primarily attributable to decreases in payroll expenses and servicing fees.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company earned rental income of $12,109,035 during the nine months ended September 30, 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. The Company directly owned one property (Brentwood Oaks Apartments) during the comparable period in 2001 and earned rental income of $165,378 during this period. On a pro forma basis, the Company's rental income increased $3,693,179 or 44% for the first nine months of 2002 compared to the first nine months of 2001. This is primarily attributable to the 2001 acquisition of Huntsview Apartments and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships decreased $419,739 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease is primarily due to the acquisition of the general partner interests in eight of the Operating Partnerships on January 1, 2002, the results of which are now consolidated in the financial results of the Company.

Mortgage-backed securities income decreased $2,907,156 or 75% for the first three quarters of 2002 compared to the first three quarters of 2001 as a result of the acquisition of the general partners of eight of the Operating Partnerships and the related elimination entries during consolidation. On a pro forma basis, mortgage-backed securities income decreased $1,073,476 or 52% for the first three quarters of 2002 compared to the first three quarters of 2001, due to the repayment of the FHA loans during 2001.

Interest income on cash and cash equivalents decreased $156,979 or 64% for the first nine months of 2002 compared to the same period in 2001 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.81% for the nine months ended September 30, 2002, compared to 3.79% for the comparable period in 2001.

Dividend income from the Company's investment in corporate equity securities increased $171,264 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to additional acquisitions during the last quarter of 2001 and the first three quarters of 2002.

The Company incurred real estate operating expenses of $6,103,439 during the first three quarters of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships which allowed the Company to consolidate their operations with the Company. The Company directly owned only one property during the nine months ended September 30, 2001 and incurred real estate operating expenses of $41,925 during this period. On a pro forma basis, real estate operating expenses increased $2,134,738 or 54% for the first three quarters of 2002 compared to the first three quarters of 2001. This increase is primarily due to the 2001 acquisition of Huntsview Apartments and the acquisitions of The Glades Apartments and the Lakes of Northdale Apartments during 2002.

The Company incurred depreciation expense of $2,317,657 during the first three quarters of 2002, which is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments and Huntsview Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships. On a pro forma basis, depreciation expense increased $1,383,393 during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase is attributable to the 2001 acquisition of Huntsview Apartments and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments.

The Company incurred amortization expense on property debt financing costs of $86,789 for the nine months ended September 30, 2002. During the nine months ended September 30, 2001, the Company directly owned only one property and incurred amortization expense of $4,131.

The Company incurred interest expense of $1,913,447 during the nine months ended September 30, 2002 as follows: (i) $1,271,888 on its bonds and mortgages payable; (ii) $79,637 on Notes payable which originated in connection with the Merger; and (iii) $561,922 on the Company's repurchase obligations. During the nine months ended September 30, 2001, the Company incurred interest expense of $622,432, consisting of interest expense of $22,628 on bonds payable; $448,625 on its repurchase agreements and interest expense of $151,179 on Notes payable which originated in connection with the Merger. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the 2001 acquisition of Huntsview Apartments. The increase in the repurchase agreement interest expense is due to an increase in the outstanding borrowings under repurchase agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

General and administrative expenses increased $58,212 for the first three quarters of 2002 compared to the same period in 2001. This is primarily attributable to increases in asset management fees related to the acquisition of Huntsview Apartments in 2001 and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale.

Funds From Operations

The Company's funds from operations ("FFO") increased $109,582 or 9% to $1,345,765 for the third quarter of 2002, compared to $1,236,183 for the same period in 2001, which is attributable to acquisitions of investment in real estate.

FFO increased $790,359 or 22% to $4,310,455 for the first nine months of 2002, compared to $3,520,096 for the same period in 2001, which is attributable to acquisitions of investment in real estate.

The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three and nine month periods ended September 30, 2002 and 2001:

Although the Company considers FFO to be a key measure of its performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs, including its ability to make cash distributions. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $3,761,457 for the nine months ended September 30, 2002 compared to $1,948,413 for the nine months ended September 30, 2001, principally due to real estate acquisitions. Net cash used in investing activities increased to $10,445,476 for the nine months ended September 30, 2002 compared to $3,928,292 for the nine months ended September 30, 2001 due to the acquisition of the Glades Apartments and the Lakes of Northdale Apartments and purchases of corporate equity securities during the first nine months of 2002. The Company's net cash provided by financing activities increased to $13,233,095 for the nine months ended September 30, 2002 compared to $3,533,884 for the nine months ended September 30, 2002, due to an increase in proceeds from borrowings under repurchase agreements and the special distributions made in the first quarter of 2001.

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

During August 2002, the Company borrowed $10,000,000 against its Waterman's Crossing Apartments GNMA Certificate through the utilization of a repurchase agreement. The repurchase agreement bears interest at a fixed rate of 1.82% per annum and matured on October 15, 2002.

During September 2002, the Company borrowed $3,000,000 against its Water's Edge Apartments GNMA Certificate through the utilization of a repurchase agreement. The repurchase agreement bears interest at a fixed rate of 1.81% per annum and matured on October 17, 2002. On that date, the agreement was increased by $1,000,000 and extended for one month to mature on November 17, 2002.

During March 2002, the Company assumed $8,865,000 in bonds payable in connection with the acquisition of The Glades Apartments. The bonds bear interest at a fixed rate of 6.10% per annum and matured on October 1, 2002. In September 2002, the Company refinanced $8,775,000 of bonds payable secured by The Glades Apartments. The bonds now bear interest at a variable rate which approximated 2.25% at September 30, 2002 and mature on October 1, 2012.

During September 2002, the Company assumed $9,610,000 in bonds payable in connection with the acquisition of the Lakes of Northdale Apartments. The bonds bear interest at a variable rate which approximated 2.25% at September 30, 2002 and mature on August 15, 2012.

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

At September 30, 2002, approximately 61% of the Company's borrowings consisted of fixed-rate financing. The remaining 39% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for the payment of Company expenses and for distribution to Unit holders will decrease.

The following tables provide information at September 30, 2002 regarding the Company's financial instruments sensitive to interest rate risk:

As the above tables incorporate only those positions or exposures that existed as of September 30, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, and the Company's risk mitigating strategies at that time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on September 25, 2002 reporting an acquisition of real estate property under Item 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By America First Real Estate
Investment Partners, L.P.

By America First Capital
Source I, L.L.C., General
Partner of the Company

By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Real Estate Investment Partners, L.P.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Real Estate Investment Partners, L.P.