Form 10-K
period 2002-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2003-03-26
CIK 1060383

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2002
Printable Version

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002
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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

The aggregate market value of the shares of the registrant's shares held by non-affiliates based on the final sales price on the last business day of the registrant's most recently completed second fiscal quarter was $49,278,649.

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

Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I

Item 1. Business.

America First Real Estate Investment Partners, L.P. (the "Company") was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and, (iii) provide enhanced liquidity and market value of its Units. The Company is governed by its Agreement of Limited Partnership and its general partner is America First Capital Source I L.L.C. (the General Partner).

At December 31, 2002, the Company owned, directly or indirectly, 14 multifamily apartment complexes containing a total of 2,788 rental units. These properties are located in Florida, North Carolina, Michigan, Tennessee, Ohio, Illinois and Virginia. The Partnership's interest in two of these properties is a 99% limited partnership interest in the partnerships that own these properties.

The Company also holds investments in GNMA certificates backed by pools of first mortgage loans on residential properties and corporate equity securities of other companies engaged in similar activities. The Company invests available cash in these types of securities to increase the return on available cash.

The Company will seek to increase its funds from operations and distributions through the effective management of its existing properties and through the acquisition of additional multifamily apartment properties. The Company's business strategies are to: (i) maintain high occupancy and increase rental rates through effective leasing, reducing turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) manage operating expenses and achieve cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; (iii) emphasize regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas and (iv) continue to expand the number of properties in its portfolio. Each of the Company's properties is subject to on-going maintenance and periodically may undergo capital improvement projects. However, the Company has no major renovation, improvement or development activities planned or occurring for any of the properties. The Company intends to hold and operate each of its apartment complexes as a long-term investment.

The Company focuses its acquisition efforts on established multifamily properties located throughout the United States. In particular, the Company seeks out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Company reviews many factors, including the following: (i) the location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the economic situation in the community in which the property is located and the potential changes thereto; (vii) the occupancy and rental rates at competing properties; and (viii) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Company does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it owns in any particular geographic market.

In keeping with its investment strategy, during the year ended December 31, 2002, the Company accomplished the following real estate transactions:

  In January 2002, the Company acquired the general partner interests in eight limited partnerships owning multifamily apartment properties (the "Operating Partnerships"). The Company had previously owned 99% limited partner interests in the Operating Partnerships. As a result of this acquisition, the Company now owns the entire equity interest in, and controls, these eight Operating Partnerships and presents the results of each on a consolidated basis as a direct investment in real estate. Effective August 1, 2002, the general partner of another Operating Partnership, Water's Edge Ltd., was removed, to be replaced by the Company. The former general partner is contesting its removal and refuses to acknowledge it. The matter is presently in litigation. As a result, the Company has continued to account for Water's Edge as an indirect equity method investment at December 31, 2002, and not as a fully-owned consolidated direct real estate investment, until such matter is resolved.

  In March 2002, the Company acquired The Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.2 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.4 million.

  In September 2002, the Company acquired the Lakes of Northdale Apartments, a 216 unit apartment property located in Tampa, Florida. The $12.4 million acquisition was financed through the assumption of bonds payable of $9.6 million and cash of approximately $2.8 million.

The Company has the authority to finance the acquisition of additional real estate in a variety of manners, including borrowings in the form of taxable or tax-exempt mortgage loans secured by the acquired properties and borrowing against existing unencumbered assets, including the use of repurchase agreements collateralized by its GNMA certificates. In addition, the Company may sell existing properties and reinvest the net proceeds from a sale in additional properties. There have been no property sales during the last two years.

As of December 31, 2002, the Company had net debt obligations under six financing arrangements with an aggregate principal balance of approximately $54.5 million, all of which is secured by mortgages on its properties. In addition, the Company has $21,475,000 of borrowings under repurchase agreements which are collateralized by GNMA certificates secured by first mortgages on multifamily properties. The Company does not have any limitations on the number or amount of mortgages which may be placed on any one property.

In addition, the Company has the authority to raise additional equity capital through the issuance of additional Units. If the Company decides to sell Units, it may do so in a number of different manners, including a rights offering directly to existing Unit holders, an underwritten public offering or in a private placement negotiated with a small number of investors. The Company may also issue Units to the owners of multifamily apartment complexes that it acquires as full or partial payment for these properties.

Competition

In each city in which the Company's properties are located, such properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Company's properties also compete by emphasizing property location, condition of the property and property amenities.

Environmental Matters

The Company believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters, and the Company is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Company for the remediation thereof.

Segment Information

The Company defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all multifamily properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The net income, revenues, net operating income and total assets for the Company's reportable segment for the years ended December 31, 2002, 2001, and 2000 are included in footnote 15 in the notes to consolidated financial statements filed in response to item 8 herein.

General

The Company began operations on December 31, 2000, when it merged with Capital Source L.P. ("Cap Source I") and Capital Source II L.P., ("Cap Source II", and together with Cap Source I, the "Partnerships"), (the "Merger"). The Company was the surviving partnership from the Merger.

For financial accounting purposes, Cap Source I (the "Predecessor") was deemed to be the acquirer of Cap Source II under the purchase method of accounting. As the surviving entity for financial accounting purposes, the assets and liabilities of Cap Source I were recorded by the Company at their historical cost and the assets and liabilities of Cap Source II were recorded at their estimated fair values.

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

The General Partner was a general partner of the Predecessor and is controlled by the same entity, America First Companies L.L.C. ("America First"), which controlled the general partners of the Partnerships. Neither America First nor the general partners of the Partnerships were issued any Units or Notes in connection with the Merger. The General Partner owns a 1% general partner interest in the Company.

The Company is classified as a partnership for federal income tax purposes and, accordingly, no provision for income taxes is made. The distributive share of the Company's income, deductions and credits is included in each Unit holder's income tax return.

The Company has no employees. Certain services are provided to the Company by employees of America First which is the controlling member of the general partner of the Company, and the Company reimburses America First for its allocated salaries and benefits. The Company is not charged and does not reimburse for the services performed by managers and officers of America First.

The Company's annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K and press releases are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the SEC. Follow the links to Real Estate Funds and America First Real Estate Investment Partners, L.P.

Risk Factors

The financial condition and results of operations of the Company are affected by various factors, many of which are beyond the Company's control. These include the following:

The Company's financial results are substantially dependent upon the performance of its multifamily housing.

The performance of the Company's multifamily housing is affected by a number of factors including general and local economic conditions, the relative supply of apartments and other homes in the market area, interest rates on single family mortgages and the effect on home buying, the need for and costs of repairs and maintenance of the properties, government regulations and the cost of complying with them, property tax rates imposed by local taxing authorities, utility rates and property insurance rates. If interest rates on single-family mortgages continue to decline, it could further increase home buying and continue to reduce the number of quality tenants available. As a result, the amount of cash available for distribution to Unit holders could decrease and the market price of the Company's Units could decline.

The Company is subject to the risks normally associated with debt financing.

The Company is subject to the risk that cash flow may not be sufficient to meet required payments of principal and interest. The existing terms of certain of the Company's bonds and mortgages payable require that only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, the Company is likely to need to refinance at least a portion of the outstanding debt as it matures if it intends to continue owning the property. There is a risk that the terms of the refinancing will not be as favorable as the existing debt. The Company's ability to pay distributions to Unit holders is subordinated to the payment of debt service on its debt and other borrowings.

Real estate financed with tax-exempt debt is subject to certain restrictions.

The Company has and may in the future use tax-exempt financing to finance the acquisition of multifamily properties. While this type of financing generally offers lower interest rates than conventional financing, it subjects the financed property to certain restrictive covenants, including a requirement that a percentage of the apartment units in each property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located. It is possible that such covenants may cause the rents charged by these properties to be lowered, or rent increases foregone, in order to attract enough residents meeting the income requirements. In the event the Company does not comply with these restrictions, the interest on the bonds could become subject to federal and state income tax, which would result in either an increase in the interest rate on the bonds or an early redemption of these bonds that would force the Company to obtain alternative financing or sell the property financed by the bond.

Fluctuating interest rates may affect the Company's earnings.

The Company's repurchase agreement obligations all bear interest at short term fixed rates. An increase in market interest rates would cause the interest rates of the obligations to increase when and if they are renewed upon maturity.

The Company's variable rate mortgage and Notes payable bear interest at short term variable rates. The short term rate on the variable rate mortgages payable is an index rate which is reset weekly. Increases in the short term interest rates would increase interest expense on such borrowings.

If interest rates increase, the Company will have to pay more interest on this debt, but would not necessarily be able to increase rental income from its multifamily properties. Therefore, an increase in interest rates may reduce the Company's earnings and this may reduce the amount of funds available for distribution to the Company's Unit holders and the market price of the Units.

The Company's multifamily properties may be illiquid and their value may decrease.

The Company's investments in multifamily properties are relatively illiquid. The ability to sell these assets, and the price received upon sale are affected by a number of factors including the number of potential and interested buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, the Company could incur a loss if it were to sell one of its multifamily properties.

The Company is subject to other risks.

The Company's GNMA Certificates bear interest at fixed rates. Increases in interest rates may reduce the fair market value of these fixed rate financial instrument investments.

The Company has the authority to issue additional Units at the discretion of the General Partner. The issuance of additional Units could cause dilution of the existing Units and a decrease in the market price of the Units.

Item 2. Properties.

Properties owned by the Company at December 31, 2002 are described in the following table:

(1) The Company owns an approximate 99% interest in this property via its limited partnership interest in the Operating Partnership which owns the property.

The average annual physical occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Company is not available to the Company and, accordingly, is not included in the following table.

2002	2001	2000	1999	1998
BLUFF RIDGE APARTMENTS					
Average Occupancy Rate	100%	95%	98%	99%	99%
Average Effective Annual Rental Per Unit	$ 7,020	$ 7,152	$ 6,850	$ 6,734	$ 6,644
BRENTWOOD OAKS					
Average Occupancy Rate	97%	97% [1]	-	-	-
Average Effective Annual Rental Per Unit	$ 7,802	$ 7,800 [2]	$ -	$ -	$ -
CRANE'S LANDING					
Average Occupancy Rate	93%	97%	95%	96%	96%
Average Effective Annual Rental Per Unit	$ 8,980	$ 8,933	$ 8,332	$ 8,090	$ 7,577
DELTA CROSSING					
Average Occupancy Rate	91%	92%	94%	94%	94%
Average Effective Annual Rental Per Unit	$ 6,888	$ 7,480	$ 7,562	$ 7,634	$ 7,457
FOX HOLLOW APARTMENTS					
Average Occupancy Rate	90%	91%	98%	96%	95%
Average Effective Annual Rental Per Unit	$ 6,995	$ 7,362	$ 6,980	$ 6,781	$ 6,480
HIGHLAND PARK APARTMENTS					
Average Occupancy Rate	93%	90%	95%	94%	95%
Average Effective Annual Rental Per Unit	$ 6,409	$ 7,051	$ 6,597	$ 6,852	$ 6,392
HUNTSVIEW APARTMENTS					
Average Occupancy Rate	89%	88% [1]	-	-	-
Average Effective Annual Rental Per Unit	$ 7,278	$ 9,031 [2]	$ -	$ -	$ -
LAKES OF NORTHDALE APARTMENTS					
Average Occupancy Rate	89% [1]	-	-	-	-
Average Effective Annual Rental Per Unit	$ 7,847 [2]	$ -	$ -	$ -	$ -
MISTY SPRINGS APARTMENTS					
Average Occupancy Rate	97%	99%	99%	99%	99%
Average Effective Annual Rental Per Unit	$ 7,527	$ 7,319	$ 7,071	$ 6,752	$ 6,509
MONTICELLO APARTMENTS					
Average Occupancy Rate	98%	97%	93%	90%	98%
Average Effective Annual Rental Per Unit	$ 10,387	$ 10,519	$ 9,661	$ 9,120	$ 9,627
THE PONDS AT GEORGETOWN					
Average Occupancy Rate	89%	96%	99%	99%	99%
Average Effective Annual Rental Per Unit	$ 11,922	$ 11,528	$ 11,220	$ 10,732	$ 10,362
THE GLADES APARTMENTS					
Average Occupancy Rate	90% [1]	-	-	-	-
Average Effective Annual Rental Per Unit	$ 7,168 [2]	$ -	$ -	$ -	$ -
WATERMAN'S CROSSING					
Average Occupancy Rate	98%	98%	99%	99%	99%
Average Effective Annual Rental Per Unit	$ 8,775	$ 8,481	$ 8,167	$ 7,822	$ 7,535
WATER'S EDGE APARTMENTS					
Average Occupancy Rate	92%	93%	92%	95%	96%
Average Effective Annual Rental Per Unit	$ 10,473	$ 10,402	$ 9,282	$ 9,587	$ 9,274

[1] Represents the average physical occupancy from the date of acquisition (Brentwood Oaks in August 2001, Huntsview Apartments in December 2001, The Glades Apartments in March 2002 and Lakes of Northdale in September 2002).

[2] Average effective annual rental per unit is annualized from the date of acquisition.

Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the properties, generally 27-1/2 or 40 years.

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

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ending December 31, 2002 to a vote of the Company's security holders.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

    Market Information. The Units trade on the NASDAQ National Market System under the trading symbol "AFREZ". The following table sets forth the high and low sale prices for the Units for each quarterly period from January 22, 2001 (first day of trading) to December 31, 2002.

(b) Investors. The approximate number of Unit holders on March 7, 2003 was 7,199.

    Distributions.

Total regular cash distributions paid or accrued to Unit holders during the fiscal year ended December 31, 2002 equaled $4,418,255 or $.65 per Unit.

Total regular cash distributions paid or accrued to Unit holders during the fiscal year ended December 31, 2001 were $3,126,955, or $.60 per Unit. Total special distributions (in connection with the Settlement) to Unit holders for the fiscal year ended December 31, 2001 were $9,066,277, or $1.26 per Unit.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors, if any, which may adversely affect the Company's ability to make cash distributions in 2003 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Company and its Predecessor (Cap Source I) from December 31, 1998 through December 31, 2002. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

(1) Per BAC for all years prior to the date of the Merger.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities.

The Company began operations on December 31, 2000, when it merged with Capital Source L.P. ("Cap Source I" or the "Predecessor") and Capital Source II L.P.-A ("Cap Source II") with the Company being the surviving entity. As a result of the Merger and subsequent acquisitions, at December 31, 2002, the Company now directly owns 14 multifamily apartment complexes and two 99% limited partnership interests in two Operating Partnerships.

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

On January 1, 2002, the Company acquired the general partner interests in eight of the ten Operating Partnerships from its General Partner for no consideration. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships and presents the results of each Operating Partnership as a wholly owned subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%.

In March 2002, the Company acquired The Glades Apartments, a 360 unit apartment property located in Jacksonville, Florida. The $15.2 million acquisition was financed through the assumption of bonds payable of $8.8 million and cash of approximately $6.4 million.

In September 2002, the Company acquired the Lakes of Northdale Apartments, a 216 unit apartment property located in Tampa, Florida. The $12.4 million acquisition was financed through the assumption of bonds payable of $9.6 million and cash of approximately $2.8 million.

The Company's operating results depend primarily on income from its multifamily properties, which is substantially influenced by: (i) supply of and demand for apartment units; (ii) operating expense levels; and (iii) property level operations. The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including those in which certain of the Company's properties operate. These conditions are attributable to a general deterioration of economic conditions, more market competition, and competition from single-family homes.

As a result of the above, the Company's properties have experienced a decline in the physical and economic occupancy levels of its properties. At December 31, 2002, the average physical occupancy of the Company's properties was 93%, compared to 95% at December 31, 2001. For the year ended December 31, 2002, the average economic occupancy of the Company's properties was 87%, compared to 92% for the year ended December 31, 2001.

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

The following table sets forth certain information regarding the Company's real estate investments as of December 31, 2002:

Critical Accounting Policies

The Company defines its critical accounting policies as those which entail judgment and estimation in their application and considers its critical accounting policies to be the: (i) accounting for and valuation of its investment in real estate assets; and (ii) accounting for and valuation of its investment in Operating Partnerships.

Investment in Real Estate

The Company's investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the property (27-1/2 or 40 years on multifamily residential apartments) using the straight-line method. Maintenance and repairs are charged to expense as incurred. Capital improvements and certain betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life. Misapplication of the Company's capitalization and depreciation policies may have a significant impact on the financial statements.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value, calculated as the undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The calculation of estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. Different conditions or different assumptions applied to the calculation would likely result in materially different results. The Company does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

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

Cash distributions received from Operating Partnerships whose entire investment has been reduced to zero through the recognition of proportionate losses are recognized as income when received by the Company. The Company is not the general partner of the Operating Partnerships and has determined it does not have a legal obligation to provide additional cash support, nor has it indicated any commitment to provide this support. Accordingly, the investment in such Operating Partnerships has not been reduced below zero.

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

It is the policy of the Company to make a periodic review of the estimated fair value of the properties underlying the Operating Partnerships using the same methodology described above.

Results of Operations

The tables below compare the results of operations for each year shown.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The results of operations for the years ended December 31, 2002 and 2001 are not fully comparable to each other due to: (i) the 2001 acquisitions of Huntsview Apartments and Brentwood Oaks Apartments in September and December, respectively; (ii) the consolidation of eight of the Operating Partnerships which became effective on January 1, 2002; and (iii) the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments in March and September, respectively. As a result, there are significant changes in the Company's reported financial results, most notably in rental income, equity in earnings (losses), real estate operating expenses, depreciation and interest expense. These factors and others having an effect on the financial results are further described below.

Rental income increased $16,056,916 from 2001 to 2002. This increase is primarily attributable to the acquisitions and transactions described above. In 2001, the Company directly owned one real estate property for three months, and one real estate property for less than one month. In 2002, the Company directly owned ten real estate properties for the entire year, and two real estate properties were acquired during the year.

Equity in the earnings of Operating Partnerships decreased $1,219,431 from 2001 to 2002. This decrease is primarily due to the January 1, 2002 consolidation of eight of the ten Operating Partnerships.

Mortgage-backed securities income decreased $3,595,182 from 2001 to 2002, primarily as a result of the consolidation of eight of the ten Operating Partnerships and the related elimination entries for those Operating Partnerships which collateralize certain GNMA Certificates owned by the Company. Another factor affecting this decrease is the payoff of three mortgage-backed securities in 2001 and the continued amortization of the principal balances of the mortgage-backed securities.

Interest income on cash and cash equivalents decreased $172,970 or 60% from 2001 to 2002 due to a decrease in the average balance of such investments and the decrease in rates earned thereon. The average rate earned on such investments was 4.18% during 2001 and decreased to 1.69% in 2002. The decrease in the average balance is attributable to the purchase of corporate equity securities and acquisitions of real estate properties.

Dividend income from the Company's investment in corporate equity securities increased $219,538 from 2001 compared to 2002 due to additional acquisitions during the last quarter of 2001 that earned dividends the entire year of 2002 and acquisitions of additional investments in corporate equity securities of $2,346,399 during the fiscal year 2002.

The Company incurred real estate operating expenses of $8,267,943 during 2002 compared to $323,158 in 2001. This increase is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments in August and Huntsview Apartments in December; (ii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships which allowed the properties to consolidate their operations with the Company; and (iii) the 2002 acquisitions of The Glades Apartments in March and Lakes of Northdale in September. The Company directly owned only two properties at December 31, 2001 compared to twelve at December 31, 2002.

During 2002, the Company recorded depreciation expense of $3,249,360 compared to $175,151 in 2001. This increase is also attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments in August and Huntsview Apartments in December; (ii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships; and (iii) the 2002 acquisitions of The Glades Apartments in March and Lakes of Northdale in September. The Company directly owned only two properties at December 31, 2001 compared to twelve at December 31, 2002.

The Company recorded $227,577 in amortization expense in 2002 compared to $18,762 in 2001. This increase is attributable to: (i) the consolidation of eight of the ten Operating Partnerships; (ii) the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments; and (iii) the write off of $104,602 of net unamortized debt financing costs in connection with the Waterman's Crossing debt refinancing.

The Company incurred interest expense of $2,640,115 in 2002 on its: (i) bonds and mortgage payable; (ii) Notes payable originated in connection with the Merger; and (iii) repurchase obligations. This increased from $999,264 in 2001 and is primarily attributable to the consolidation of the Operating Partnerships and the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments. This increase was partially offset with declining interest rates on the Company's Notes payable and repurchase agreements.

Operating and administrative expenses decreased $1,445 from 2001 to 2002. This is attributable to decreases of approximately $83,000 in salaries and $57,000 in servicing fees. These decreases were partially offset by an increase in asset management fees of approximately $172,000 due to the 2001 and 2002 real estate acquisitions.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

In accordance with the purchase method of accounting, the results of operations for the year ended December 31, 2000 up until the date of the Merger, December 31, 2000, are that of the Predecessor (Cap Source I) only, and are therefore not comparable with the Company's results of operations for the years ended December 31, 2001 and 2002.

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

Funds From Operations

The Company considers Funds From Operations ("FFO") to be a key measure of its operating performance and liquidity. Although it is not a substitute for net income and cash flow from operating activities determined in accordance with GAAP, the Company believes FFO is useful because it disregards the non-cash expense items that reduce net income under GAAP and disregards certain sources and uses of cash that do not reflect ongoing operations but which affect GAAP cash flow from operating activities.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing cost) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The NAREIT standards may not be comparable to the methodologies used by other companies to calculate FFO.

FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance or to GAAP cash flow from operating activities as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following table sets forth a reconciliation of the Company's net income as determined by GAAP with its FFO for each of the last three years.

FFO increased $999,180 or 19.33% for the year ended December 31, 2002, compared to 2001 and $1,877,203 or 57.02% for the year ended December 31, 2001 compared to 2000.

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $5,084,228 for the year ended December 31, 2002 compared to $2,349,998 for the year ended December 31, 2001, principally due to the acquisition of the general partner interests in eight of the Operating Partnerships on January 1, 2002 and the acquisition of two properties in 2002. Net cash used in investing activities increased to $10,569,743 for the year ended December 31, 2002 compared to $7,872,633 for the year ended December 31, 2001 due to: (i) the acquisition of the Glades Apartments and the Lakes of Northdale Apartments during 2002; and (ii) the sale of three investments in FHA and GNMA loans in 2001. The Company's net cash provided by financing activities increased to $6,700,827 for the year ended December 31, 2002 compared to $2,365,280 for the year ended December 31, 2001, due to: (i) an increase in proceeds from borrowings under repurchase agreements; (ii) an increase in borrowings under bonds and mortgages payable; and (iii) the payment of special distributions in 2001.

The Company's primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily residential properties is a function of the net cash flow of the underlying property. The amount of cash received by the Company from the real estate is a function of the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company's primary uses of cash are: (i) the payment of debt service on the Company's bonds and mortgages payable; (ii) the payment of distributions to Unit holders; (iii) the payment of operating expenses; and (iv) the acquisition of additional real estate investments.

At December 31, 2002, the Company's bonds and mortgages payable have an aggregate principal balance outstanding of approximately $54.5 million. These debt obligations consist of three bonds payable having an aggregate principal balance of approximately $29.7 million. These bonds require monthly interest payments and bear interest at a short-term variable rate. The variable interest rate paid on the bonds payable averaged approximately 2.4% for the year ended December 31, 2002. These debt obligations also include three mortgages payable having an aggregate principal balance of approximately $24.8 million. These mortgages require monthly payments of principal and interest and have a weighted average fixed interest rate of 5.95% at December 31, 2002. Each debt obligation is secured by a first mortgage or deed of trust on one of the Company's multifamily properties. Principal and interest payments are made solely from the net cash flow or net sales proceeds of the respective property.

Distributions to Unit holders are determined by and may increase or decrease at the determination of the General Partner. The General Partner determines the amount of distributions based upon the historical and projected financial results of the Company. Future distributions to Unit holders will substantially depend upon the amount of net cash generated by the Company's multifamily properties, its investments in corporate equity securities, and its undistributed cash.

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

The Company's strategy includes the acquisition of additional multifamily properties as well as debt and equity securities of entities engaged in similar activities. The acquisition of multifamily properties and other investments will be funded from: (i) borrowing against or net proceeds from the sale of the existing properties; (ii) borrowing against or sale of the GNMA Certificates; (iii) borrowing against the additional properties acquired by the Company; and (iv) available cash. The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

The Company believes that cash provided by its real estate investments and investment income from its GNMAs and other investments, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 143, "Accounting for Asset Retirement Obligations". FAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company must also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends FAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of FAS No. 145 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of FAS No. 146 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company's maximum exposure with the application of this Interpretation is equal its balance in its investment in Operating Partnerships.

Inflation

Substantially all leases at the Company's properties are for a term of one year of less, which may enable it to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

Forward Looking Statements

This report contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, and the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") constitute forward-looking statements. Unit holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is interest rate risk. The Company's exposure to changes in interest rates relates primarily to its long and short-term borrowings used to fund expansion of the Company's real estate portfolio and its variable rate Notes payable issued in connection with the Merger. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. The potential for significant volatility in the interest rate markets was especially displayed during 2001, when the Federal Reserve Board decreased the federal funds rate eleven times.

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

At December 31, 2002, approximately 58% of the Company's borrowings consisted of fixed-rate financing. The remaining 42% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to Unit holders will decrease. Had the average index rates increased or decreased by 100 basis points during the year ended December 31, 2002, interest expense on the Company's variable-rate debt financing would have increased or decreased by approximately $159,000, respectively.

The following tables provide information at December 31, 2002 regarding the Company's financial instruments sensitive to interest rate risk:

The aggregate fair value of the Company's borrowings at December 31, 2002 was $80,743,024.

As the above tables incorporate only those positions or exposures that existed as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supporting schedules of the Company are set forth in Item 15 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2002 and 2001.

PART III

Item 10. Directors and Executive Officers of the Company.

The Company has no directors or officers. Management of the Company consists of the General Partner of the Company, America First Capital Source I, L.L.C., which is controlled by America First. America First also controls America First Capital Associates Two, which is the general partner of America First Tax Exempt Investors, L.P., a publicly traded limited partnership.

The following individuals are the officers and managers of the America First, and each serves for a term of one year.

Michael B. Yanney, 69, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Netrake Corporation, Magnum Resources, Inc., RCN Corporation and Inlight Solutions, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 36, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens is the Chief Executive Officer, the President and serves on the Board of Directors of America First Apartment Investors, Inc.

Mark A. Hiatt, 43, is Chief Financial Officer of America First and America First Apartment Investors, Inc. From 1992 to 2001, he was the Chief Operating Officer for America First Properties Management Company, L.L.C., an America First. subsidiary engaged in the management of multifamily and commercial real estate. Mr. Hiatt was an Asset Manager for America First from 1989 to 1992 and a fund accountant from 1987 to 1989. From 1984 to 1987 he was Director of Finance for J.L. Brandeis & Sons, an Omaha-based department store chain. From 1982 to 1984 he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt is a Certified Public Accountant.

Dr. Martin A. Massengale, 69, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company.

Gail Walling Yanney, 66, is a retired physician. Dr. Yanney practiced anesthesia and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Mariann Byerwalter, 42, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, Redwood Trust, Inc., SRI International, the PMI Group, Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children's Hospital

George H. Krauss, 60, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation and America First Apartment Investors, Inc.

Clayton K. Yeutter, 72, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Crop Solutions, Inc., Oppenheimer Funds, Danielson Holding Corp. and Weyerhauser Corporation.

William S. Carter, M.D., 76, is retired from medical practice.  He is a graduate of Butler University and the Nebraska University College of Medicine.  He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology.  He was in private practice in Omaha, Nebraska, until 1993.  He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of America First and persons who beneficially own more than 10% of the Company's Units to file reports of their ownership of Units with the Securities and Exchange Commission (the "SEC"). Such managers, executive officers and Unit holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2002 with all Section 16(a) filing requirements applicable to such managers, executive officers and beneficial owners of Units.

Item 11. Executive Compensation.

The Company does not have officers and directors. Certain services are provided to the Company by managers and officers of America First. However, none of the officers of the General Partner or the managers or officers of America First receive compensation from the Company and the General Partner does not receive reimbursement from the Company for any portion of their salaries. Remuneration paid by the Company to the General Partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 2002, is described in Note 11 of the Notes to Consolidated Financial Statements filed in response to Item 8 hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by Company to own beneficially more than 5% of the Units.

(b) Martin Massengale directly owns 350 Units, representing less than 1% of the Units outstanding. Dr. William Carter directly owns 5,000 Units, representing less than 1% of the Units outstanding. Mark Hiatt owns 6,953 Units, representing 1% of the Units outstanding. America First Apartment Investors, Inc., an affiliate of the Company, owns 238,428 shares representing 3.5% of the Units outstanding. No other managers or officers of the General Partner or managers or officers of America First own any Units.

(c) There are no arrangements known to the Company, the operation of which may at any subsequent date result in a change of control of the Company.

(d) The Company does not maintain any equity contribution plans as defined in Item 201(d) in Rule S-K

Item 13. Certain Relationships and Related Transactions.

The members of the general partner are America First and Mr. Yanney. Except as described in Note 11 to the Notes to Consolidated Financial Statements filed in response to Item 8 hereof, the Company did not engage in any transaction with its general partner, America First or with any person who is: (i) a member, manager, or executive officer of the general partner or America First; (ii) a nominee for election as manager of the general partner or America First; (iii) an owner of more than 5% of the Units; or (iv) a member of the immediate family of any of the foregoing persons.

Item 14. Controls and Procedures

(a) The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements of the Company. The following financial statements are included in response to Item 8 of this report:

Independent Auditors' Report.

Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2002 and 2001.

Consolidated Statements of Income and Comprehensive Income of the Company and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Partners' Capital (Deficit) of the Company and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows of the Company and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements of the Company and Subsidiaries.

Schedule III Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

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

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Real Estate Investment Partners, L.P.:

We have audited the accompanying consolidated balance sheets of America First Real Estate Investment Partners, L.P. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Real Estate Investment Partners, L.P. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Omaha, Nebraska
March 7, 2003 /s/KPMG LLP

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended Dec. 31, 2002	For the Year Ended Dec. 31, 2001	For the Year Ended Dec. 31, 2000
Cash flows from operating activities			
Net income	$ 2,669,014	$ 4,249,916	$ 2,338,224
Adjustments to reconcile net income to net cash provided by operating activities			
Equity in (earnings) losses of Operating Partnerships	10,877	(1,208,554)	(170,146)
Depreciation expense	3,249,360	175,151	-
Amortization expense	227,577	35,971	-
Other amortization	(1,279)	20,547	(1,738)
Gain on the sale of corporate equity securities	-	(5,847)	-
Deposit to restricted cash and cash equivalents	(1,053,847)	(230,886)	-
(Increase) decrease in dividends and interest receivable	(8,475)	145,488	(1,610)
(Increase) decrease in other assets	125,143	(264,679)	(55,916)
(Decrease) increase in accounts payable and accrued expenses	(127,610)	(875,443)	789,943
(Decrease) increase in interest payable	(6,532)	308,334	-
Net cash provided by operating activities	5,084,228	2,349,998	2,898,757
Cash flows from investing activities			
FHA Loan and GNMA principal payments received	237,084	19,161,862	395,003
Proceeds from sale of corporate equity securities	-	150,711	-
Net cash from Merger	-	-	299,349
Distributions received from Operating Partnerships	180,473	815,655	170,146
Cash acquired in Operating Partnerships general partners acquisition	1,120,224	-	-
Acquisitions of investment in real estate, net of assumed bonds payable	(9,092,583)	(6,701,758)	-
Real estate capital improvements	(668,542)	-	-
Purchase of corporate equity securities	(2,346,399)	(2,475,430)	-
Investments in Operating Partnerships	-	(18,813,673)	-
Merger costs paid	-	(10,000)	(436,303)
Net cash provided by (used in) investing activities	(10,569,743)	(7,872,633)	428,195
Cash flows from financing activities			
Proceeds from issuance of repurchase agreements	34,475,000	20,325,000	-
Principal payments on repurchase agreements	(33,325,000)	-	-
Distributions paid	(4,377,061)	(13,386,751)	(3,442,388)
Principal payments on bonds and mortgages payable	(242,647)	-	-
Proceeds from issuance of bonds and mortgages payable	11,575,000	-	-
Debt financing costs paid	(1,404,465)	(402,823)	-
Purchase of Units	-	(3,522,668)	-
Cash paid in lieu of fractional Units or Notes	-	(117,486)	-
Principal payments on Notes payable	-	(509,024)	-
Purchase of Notes payable	-	(20,968)	-
Net cash provided by (used in) financing activities	6,700,827	2,365,280	(3,442,388)
Net increase (decrease) in cash and cash equivalents	1,215,312	(3,157,355)	(115,436)
Cash and cash equivalents at beginning of year	5,386,206	8,543,561	8,658,997
Cash and cash equivalents at end of year	$ 6,601,518	$ 5,386,206	$ 8,543,561
Supplemental disclosure of cash flow information:			
Cash paid during the year for interest	$ 2,646,647	$ 690,930	$ -

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)

1. Organization

America First Real Estate Investment Partners, L.P. (the "Company") was formed on June 18, 1999, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The General Partner of the Company is America First Capital Source I L.L.C. The Company commenced operations concurrent with the December 31, 2000 Merger described below. The Company will terminate December 31, 2039, unless sooner dissolved pursuant to the provisions of its Limited Partnership Agreement.

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

The General Partner was a general partner of the Predecessor and is controlled by the same entity, America First Companies L.L.C. ("America First"), which controlled the general partners of the Partnerships. Neither America First nor the general partners of the Partnerships were issued any Units or Notes in connection with the Merger. The General Partner owns a 1% general partner interest in the Company.

As a result of the Merger, the Company became the limited partner of ten limited partnerships ("Operating Partnerships") which own apartment complexes located throughout the United States, including three in North Carolina, two each in Florida and Michigan, and one each in Ohio, Virginia and Illinois.

As a result of the Merger, the Company also acquired: (a) six mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") and collateralized by first mortgage loans on six of the apartment complexes; (b) three first mortgage loans on three apartment complexes insured as to principal and interest by the Federal Home Loan Mortgage Administration, which were paid to the Company in full during the year 2001; and (c) certain GNMA securities backed by pools of single-family mortgages.

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

On January 1, 2002, the Company acquired the general partner interests in eight of the ten Operating Partnerships from its General Partner for no consideration. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships, and presents the results of the eight Operating Partnerships on a consolidated basis as a wholly owned investment in real estate subsidiary from the date of acquisition. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%.

The acquisition of the general partner interests of each of the eight Operating Partnerships was accounted for as a step acquisition in accordance with purchase accounting, and each was recorded at its estimated fair market value. The estimated fair value was calculated by discounting the estimated future cash flows of each real estate property using current capitalization and market discount rates, and multiplying the general partner ownership percentage (ranging from .01% to 1%) by the estimated fair value of the net assets in each of the eight Operating Partnerships. The aggregate estimated fair value of the general partner interests acquired on January 1, 2002 was approximately $316,000, which is allocated 100% as a reduction of the Company's investment in real estate and is depreciated on a straight line basis over 27.5 years.

The following presents the unaudited consolidated pro forma results of operations of the Company for the year ended December 31, 2001 as if the Company had acquired the general partner interests on January 1, 2001.

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

Interest income is recorded as earned and dividend income is recorded on the ex-dividend date.

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

The Company is not the general partner of the Operating Partnerships and has determined it does not have a legal obligation to provide additional cash support, nor has it indicated any commitment to provide this support; accordingly, the investment in the Operating Partnerships is not reduced below zero.

The Operating Partnerships are not insured or guaranteed. The fair value of these investments is a function of the value of the real estate underlying the Operating Partnerships.

As a result of the Merger, the investments in Operating Partnerships acquired from Cap Source II were recorded by the Company at their aggregate estimated fair value of $3,809,048 as of the Merger date.

D) Investment in Real Estate

The Company's investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the property (27-1/2 or 40 years on multifamily residential apartments) using the straight-line method. Maintenance and repairs are charged to expense as incurred. Capital improvements and certain betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value, calculated as the undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recorded in the years ended December 31, 2002, 2001 and 2000.

E) Income Taxes

No provision has been made for income taxes since Unit holders of the Company and BAC holders of the Predecessor are required to report their share of the Company's or Predecessor's income for federal and state income tax purposes. The book basis of the Company's assets and liabilities exceeded the tax basis by $17,408,940 and $17,511,053 at December 31, 2002 and 2001, respectively.

F) Cash Equivalents

Cash equivalents include short-term debt securities with an original maturity of three months or less when purchased. Restricted cash and cash equivalents consist of resident security deposits, required maintenance reserves and escrowed funds.

G) Net Income per Unit or BAC

Net income per Unit is based on the weighted average number of Units outstanding during each year presented. The Company has no dilutive Units and, therefore, basic net income per Unit is the same as diluted net income per Unit.

H) Revenue Recognition on Investment in Real Estate

The Company leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term.

I) Debt Financing Costs

Debt financing costs are capitalized and amortized over the stated life of the term of the related debt. Debt financing costs are included in "other assets" on the Company's consolidated balance sheet.

J) Reclassifications

Certain amounts from the prior year have been reclassified to conform with the current year presentation.

3. Partnership Income, Expenses and Cash Distributions

The Limited Partnership Agreement of the Company contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among the General Partner and Unit holders. Income and losses will be allocated to each Unit holder on a periodic basis based on the number of Units held by each Unit holder as of the last day of the period for which such allocation is to be made. Net Operating Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the Unit holders and 1% to the General Partner. If either the General Partner or the Unit holders have a deficit capital balance as of the last day of any fiscal year, then all items of Income shall first be allocated prorata to the General Partner or the Unit holders in the manner necessary to eliminate such deficit capital balances. Distributions of Net Operating Income and Net Sale Proceeds will be made to each Unit holder of record on the last day of each distribution period based on the number of Units held by each Unit holder as of such date.

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

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Company represent Government National Mortgage Association ("GNMA") Certificates. The GNMA Certificates owned by the Company are guaranteed as to principal and interest by GNMA and are backed by the full faith and credit of the United States government. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties, and are issued by a private mortgage lender.

At December 31, 2002, the total amortized cost, gross unrealized holding gains, and aggregate fair value of mortgage-backed securities were $15,040,711, $21,994 and $15,062,705, respectively.

At December 31, 2001, the total amortized cost, gross unrealized holding gains, and aggregate fair value of mortgage-backed securities were $42,589,119, $25,119 and $42,614,238, respectively.

Certain GMNA Certificates and formerly owned FHA loans classified as available-for-sale on the December 31, 2000 balance sheet of the Company were classified as held-to-maturity on the December 31, 1999 balance sheet of the Predecessor. Based on the differing investment objectives of the Company, it was determined that it would be more appropriate to classify such securities as available-for-sale rather than held-to-maturity. Accordingly, on the date of the Merger, such securities were transferred from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and the aggregate fair value of the securities transferred were $34,524,613, $18,965 and $34,543,578.

Descriptions of the Company's mortgage-backed securities owned at December 31, 2002 are as follows:

A reconciliation of the carrying value of the Company's mortgage-backed securities is as follows:

5. Investment in Corporate Equity Securities

The Company's investment in corporate equity securities consists of investments in equity securities of entities primarily engaged in the multifamily residential property business. At December 31, 2002, the total cost, gross unrealized holding losses and fair value of the Company's investment in corporate equity securities was $4,676,965, ($143,149) and $4,533,816, respectively. At December 31, 2001, the total cost, gross unrealized holding gains and fair value of the Company's investment in corporate equity securities was $2,330,566, $168,404 and $2,498,970, respectively.

6. Investment in Operating Partnerships

The Company's investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by certain GNMA Certificates owned by the Company.

As described in note 1 to the consolidated financial statements, the Company acquired the general partner interests of eight of the Operating Partnerships on January 1, 2002. As a result, the multifamily properties in the eight operating partnership's are now consolidated in the consolidated financial statements of the Company.

Effective August 1, 2002, the general partner of Water's Edge Limited Partnership was removed, to be replaced by the Company. The general partner is contesting the matter and refuses to acknowledge the removal. The matter is presently in litigation. As a result, the Company has continued to account for Water's Edge as an equity method investment at December 31, 2002, and not as a fully-owned consolidated real estate investment, until such matter is resolved.

At December 31, 2002, the Company continues to own limited partnership interests in two Operating Partnerships, Crane's Landing Partners, Ltd., and Water's Edge Limited Partnership, which continue to be accounted for using the equity method, as follows:

A reconciliation of the balance of the Company's investment in Operating Partnerships is as follows:

Summarized condensed financial information of the Operating Partnerships is presented below. This information represents the summarized condensed financial information for such Operating Partnerships for the years ended December 31, 2002 and 2001 of the Operating Partnerships in which the Company owned limited partnership interests as of December 31, 2002 and 2001. The summarized condensed financial information for the year ended December 31, 2000 only includes the information of the Operating Partnerships in which the Predecessor owned limited partnership interests. At December 31, 2002 and for the year then ended, the information includes only Crane's Landing Partners, Ltd. and Water's Edge Limited Partnership. At December 31, 2001 and for the year then ended, the information includes all ten of the Operating Partnerships.

7. Investment in Real Estate

At December 31, 2002, the Company directly owns 12 multifamily residential properties. Eight of the properties were 100% acquired on January 1, 2002 and the remaining four properties were direct acquisitions as further described below.

On January 1, 2002, the Company acquired the general partner interests in eight of the ten Operating Partnerships from its General Partner for no consideration. As a result of this acquisition, the Company now owns 100% of the eight Operating Partnerships, and presents the results of the eight Operating Partnerships on a consolidated basis as a wholly owned investment in real estate. Prior to the acquisition, the Company owned only the limited partnership interests of the eight Operating Partnerships, which ranged from 98.99%-99.99%.

The acquisition of the general partner interests of each of the eight Operating Partnerships was accounted for as a step acquisition in accordance with purchase accounting, and each was recorded at its estimated fair market value. The estimated fair value was calculated by discounting the estimated future cash flows of each real estate property using current capitalization and market discount rates, and multiplying the general partner ownership percentage (ranging from .01% to 1%) by the estimated fair value of the net assets in each of the eight Operating Partnerships. The aggregate estimated fair value of the general partner interests acquired on January 1, 2002 was approximately $316,000, which is allocated 100% as a reduction of the Company's investment in real estate and is depreciated on a straight line basis over 27.5 years.

During 2002, the Company acquired two multifamily residential properties: The Glades Apartments was acquired in March and Lakes of Northdale was acquired in September.

During 2001, the Company acquired two multifamily residential properties: Brentwood Oaks Apartments was acquired in August and Huntsview Apartments was acquired in December.

The Company's investment in real estate at December 31, 2002 is comprised of the following:

(1) Property is encumbered as described in Note 9 to the Consolidated Financial Statements.

A reconciliation of the Company's investment in real estate is as follows:

8. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the Merger. When issued, the Notes had an aggregate principal balance of $4,029,000 consisting of $3,155,000 of Notes issued to former BAC holders of Cap Source I and $874,000 of Notes issued to former BAC holders of Cap Source II. At December 31, 2002, the principal balance on the notes payable was $3,499,008.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. At December 31, 2002, such rate was 2.00%. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. Such rate averaged 2.77% and 4.97% for the years ended December 31, 2002 and 2001, respectively. The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption.

The Company is required to use 80% of the net proceeds, as defined in the indenture of trust related to such Notes, from sales or refinancings of assets of the Company that were owned by Cap Source I or Cap Source II prior to the transaction ("Designated Assets") to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture. At December 31, 2002, $421,433, representing 80% of the net proceeds of the refinancing of the Waterman's Crossing mortgage payable, is classified as restricted cash on the accompanying consolidated balance sheet, and was used to redeem a portion of the Notes on January 15, 2003.

The indenture related to the Notes prohibits the Company from incurring any indebtedness if the new indebtedness would cause the Company's aggregate principal amount of indebtedness then outstanding to exceed 70% of the greater of: (i) the value which is placed by an independent appraiser on all the assets of the Company as of the date of the indebtedness transaction; and (ii) the value placed by an independent appraiser on all assets of the Company as of the date of the indebtedness transaction.

9. Bonds and Mortgages Payable

Bonds and mortgage payables at December 31, 2002 consisted of the following:

The mortgages payable secured by Misty Springs Apartments, Monticello Apartments and the Ponds at Georgetown Apartments are eliminated in the consolidation of the Company's financial statements as the Company owns the GNMA Certificates for each respective mortgage payable.

10. Borrowings Under Repurchase Agreements

Borrowings under repurchase agreements at December 31, 2002 consisted of the following:

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

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the Merger date of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis. Such fees were $600,162 and $428,605 in 2002 and 2001, respectively. No such fees were incurred in 2000 as the Company did not begin operations until December 31, 2000.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized. Such fees were $338,733 and $309,196 in 2002 and 2001, respectively. No such fees were payable to the General Partner in 2000 as the Company did not begin operations until December 31, 2000.

Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due to the General Partner of $189,330 and $265,973 at December 31, 2002 and 2001, respectively.

An affiliate of the Company's General Partner was retained to provide property management services for the properties directly owned by the Company. The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees paid to an affiliate of the General Partner totaled $679,170 and $357,642 for the years ended December 31, 2002 and 2001, respectively.

The general partners of the Predecessor, certain of their affiliates and the Operating Partnerships' general partners received or may have received fees, compensation, income, distributions and payments from the Predecessor in connection with the offering and the investment, management and sale of the Predecessor's assets (other than disclosed elsewhere) as follows:

The Predecessors' general partners were entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return was paid to investors on a noncumulative basis. For the year ended December 31, 2000, distributions to investors represented less than the 8% return; accordingly, no fees were paid or accrued during this year.

Substantially all of the Predecessors' general and administrative expenses and certain costs capitalized by the Predecessor were paid by a general partner or an affiliate and reimbursed by the Predecessor. The amount of such expenses and costs reimbursed to the general partner was $1,513,795 for the year ended December 31, 2000.

An affiliate of the Predecessor's general partners was retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $204,447 for 2000, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

13. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards were effective for the Company on January 1, 2002 and did not have a significant impact on the financial statements for the year ended December 31, 2002. Upon adoption of FAS No. 142 on January 1, 2002, the Company discontinued amortizing its goodwill, and instead will test it for impairment on an annual basis. Goodwill amortization expense was $35,971 for the year ended December 31, 2001.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Company on January 1, 2002, did not have a significant impact on the financial statements of the Company.

14. Summary of Unaudited Quarterly Results of Operations

From January 1, 2002 to December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total income	$ 4,088,468 [1]	$ 4,537,634 [1]	$ 4,707,850 [1]	$ 5,299,968 [1]
Total expenses	(3,290,567)	(4,001,784)	(4,236,606)	(4,435,949)
Net income	$ 797,901	$ 535,850	$ 471,244	$ 864,019
Net income, basic and diluted, per Unit	$ 0.12	$ 0.08	$ 0.07	$ 0.12

[1] The Company recorded equity in earnings (losses) of Operating Partnerships of $22,912, ($49,747), ($15,932) and $31,890 during the first, second, third and fourth quarters, respectively.

From January 1, 2001 to December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total income	$ 1,476,423 [1]	$ 1,524,010 [1]	$ 1,770,356 [1]	$ 2,576,818 [1],[2]
Total expenses	(517,540)	(553,981)	(748,501)	(1,277,669) [2]
Net income	$ 958,883	$ 970,029	$ 1,021,855	$ 1,299,149
Net income, basic and diluted, per Unit	$ 0.13	$ 0.14	$ 0.15	$ 0.12

[1] The Company recorded equity in earnings (losses) of Operating Partnerships of ($29,817), $98,129, $308,660 and $831,582 during the first, second, third and fourth quarters, respectively.

[2] The Company earned rental income of $623,285 and incurred real estate operating and related expenses of $411,592 on its investment in real estate.

15. Segment Reporting

The Company defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment; that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements.

The revenues, net operating income and total assets for the Company's reportable segment as of or for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

Schedule III
America First Real Estate Investment Partners, L.P.
Real Estate and Accumulated Depreciation
December 31, 2002

(b) Reconciliation of Real Estate

(c) As of December 31, 2002, the aggregate cost of the Company's investment in real estate for federal income tax purposes amounted to $96,566,377.

(d) Reconciliation of Accumulated Depreciation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By America First Real Estate
Investment Partners, L.P.

By America First Capital
Source I, L.L.C., General
Partner of the Company

By /s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

Date: March 25, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 25, 2003 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

Date: March 25, 2003 By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
President, Chief Executive Officer and

Manager of America First

Date: March 25, 2003 By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer of America First

Date: March 25, 2003 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date: March 25, 2003 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date: March 25, 2003 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date: March 25, 2003 By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date: March 25, 2003 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

Date: March 25, 2003 By
William S. Carter,
Manager of America First

*By Mark A. Hiatt Attorney in Fact
/s/ Mark A. Hiatt

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this annual report on Form 10-K of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as controlling member of the General Partner of America First Real Estate Investment Partners, L.P.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this annual report on Form 10-K of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as controlling member of the General Partner of America First Real Estate Investment Partners, L.P.

EXHIBIT 21

SUBSIDIARIES OF THE COMPANY

America First Real Estate Partners REIT, Inc.

Bluff Ridge Associates Limited Partnership
Brentwood Oaks Apartments, L.P.
Brentwood Oaks Operating Company

Centrum Monticello Limited Partnership

CS Properties I, Inc.

CS Properties II, Inc.

Cypress Landings II, Ltd.

Delta Crossing Limited Partnership
Huntsview Apartments Limited Partnership
Capital Source G.P., L.L.C.

Fox Hollow, Ltd.

Interstate Limited Partnership

Lakes of Northdale, Ltd.

Northdale GP Corp.

Oyster Cove Limited Partnership

Ponds at Georgetown Limited Partnership

The Glades Apartments Operating Company

The Glades Apartments Limited Partnership

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 14th day of February 2003.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 5th day of February 2003.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 13th day of February 2003.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 3rd day of February 2003.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 11th day of February 2003.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 3rd day of February 2003.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2002 with management of the Company and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Company's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Company for the year ended December 31, 2002 be included in the Company's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Clayton K. Yeutter
Mariann Byerwalter