Form 10-Q
period 2003-03-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2003-05-12
CIK 1060383

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE QUARTER ENDED MARCH 31, 2003
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

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

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes No X

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income for the three month periods ended

March 31, 2003 and 2002 (Unaudited)

Consolidated Statement of Partners' Capital (deficit) for the three months ended March 31, 2003

(Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

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

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

1. Organization and Basis of Presentation

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2003, and the results of operations for all periods presented have been made. Certain amounts from the prior period have been reclassified to conform to the current period presentation. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Restricted Cash

Restricted cash and cash equivalents consist of resident security deposits, required maintenance reserves and escrowed funds.

3. Borrowings Under Repurchase Agreements

The Company has borrowed against certain of its GNMA Certificates using repurchase agreements. The following table shows the terms of the borrowings outstanding at March 31, 2003.

The GNMA Certificates, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

4. Transactions with Related Parties

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the date the Company was formed from the merger of the previous limited partnerships of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis and were $165,420 and $129,942 for the three months ended March 31, 2003 and 2002, respectively.

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Company. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or (ii) customary fees for such services determined on a competitive basis and amounted to $188,986 and $146,320 for the three months ended March 31, 2003 and 2002, respectively.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized as a cost of the investment in real estate. The General Partner did not receive acquisition fees during the quarter ended March 31, 2003 and received $186,197 in the quarter ended March 31, 2002 in connection with the acquisition of The Glades Apartments.

5. Segment Reporting

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

The revenues, net operating income and assets for the Company's reportable segment as of and for the three month periods ending March 31, 2003 and 2002 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

General

The Company was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities.

The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and (iii) provide enhanced liquidity and market value of its units. Management's strategy to meet these objectives includes acquiring investments in multifamily residential properties and acquiring securities of other entities engaged in a similar real estate business.

As of March 31, 2003, the Company directly owned 12 multifamily properties and owned two 99% limited partnership interests in the Operating Partnerships which each own one multifamily property for a total of 14 multifamily properties containing a total of 2,788 units.

The following table sets forth certain information regarding the Company's investment in real estate at March 31, 2003:

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Company's December 31, 2002 Form 10-K.

Results of Operations

The Company's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. The multifamily housing industry is experiencing soft market conditions, which are primarily the result of a weak economy, low interest rates which are making home ownership a reality to prospective tenants and an increase in certain real estate operating expenses. In response to these conditions, management continues to focus on the attraction and retention of quality tenants, and managing the properties in the most cost effective manner. As a result, the Company's properties are experiencing decreases in net operating income.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The Company earned rental income of $4,693,018 during the three months ended March 31, 2003 compared to $3,649,743 during the same period in 2002. Of this $1,043,275 increase, $1,028,679 is attributable to the March 2002 acquisition of The Glades Apartments and the September 2002 acquisition of Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships decreased $21,179 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease in equity is due to the decrease in the net income of Crane's Landing Apartments, caused by lower economic occupancy at this property.

Mortgage-backed securities income decreased $4,897 or 1% for the first quarter of 2003 compared to the first quarter of 2002 as a result of the principal amortization on the underlying securities. The GNMA Certificates and the related interest income and interest expense, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

Interest income on cash and cash equivalents decreased $13,485 or 57% for the first quarter of 2003 compared to the same period in 2002 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.30% for the first quarter of 2003, compared to 1.86% for the first quarter of 2002.

Dividend income from the Company's investment in corporate equity securities increased $72,411 for the quarter ended March 31, 2003 compared to the first quarter of 2002 due to additional acquisitions during the last three quarters of 2002 and the first quarter of 2003.

Real estate operating expenses increased $579,311 during the three months ended March 31, 2003 compared to the same period in 2002. This increase is due to $579,458 of operating expenses attributable to the March 2002 acquisition of The Glades Apartments and the September 2002 acquisition of Lakes of Northdale Apartments.

Depreciation expense increased $270,467 during the first quarter of 2003 compared to the first quarter of 2002. This increase is primarily attributable to the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments, as well as the approximately $670,000 of capital improvements placed in service during the year 2002.

The Company incurred interest expense of $689,577 during the three months ended March 31, 2003 as follows: (i) $570,872 on its bonds and mortgages payable; (ii) $15,853 on its Notes payable; and (iii) $102,852 on the Company's repurchase obligations. During the three months ended March 31, 2002, the Company incurred interest expense of $479,661, consisting of interest expense of: (i) $273,739 on bonds and mortgages payable; (ii) $26,042 on notes payable which originated in connection with the Merger; and (iii) $179,880 on the Company's repurchase agreements. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (ii) the 2002 refinancing of Waterman's Crossing Apartments, which resulted in related interest expense that is no longer eliminated in consolidation. The decrease in the repurchase agreement interest expense is due to a decrease in the outstanding borrowings under repurchase agreements and a decrease in the average rates paid on these agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Amortization of debt financing costs increased $2,521 from the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This is attributable to: the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (ii) the 2002 refinancing of Waterman's Crossing Apartments.

General and administrative expenses increased $31,483 for the first quarter of 2003 compared to the same period in 2002. This increase is primarily attributable to an increase in administrative fees due to the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments.

Funds From Operations

The Company's funds from operations ("FFO") increased $248,173 or 16% to $1,773,032 for the first quarter of 2003, compared to $1,524,859 for the same period in 2002. This increase is attributable to the 2002 acquisitions The Glades Apartments and the Lakes of Northdale Apartments.

The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three month periods ended March 31, 2003 and 2002:

The Company considers FFO to be a key measure of its performance and ability to pay distributions as it adds back the Company's significant non-cash expense of depreciation. Although the Company considers FFO to be a key measure of its operating performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs, including its ability to make cash distributions. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $1,806,209 for the three months ended March 31, 2003 compared to $1,039,005 for the three months ended March 31, 2002, principally due to real estate acquisitions. Net cash provided by investing activities was $13,549 for the three months ended March 31, 2003 compared to net cash used in investing activities of $4,091,671 for the three months ended March 31, 2002 due to the acquisition of The Glades Apartments in March of 2002. The Company's net cash used in financing activities was $3,613,689 for the three months ended March 31, 2003 compared to net cash provided by financing activities of $3,880,666 for the three months ended March 31, 2002. This change was due to repayment of principal on borrowings under repurchase agreements and payment of principal on the Notes payable.

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

The following table shows the amount of cash distributions per unit made by the Company for the quarters ended March 31, 2003 and 2002.

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

At March 31, 2003, the Company had borrowed approximately $19.4 million with repurchase agreements against three of its GNMA certificates. During January 2003, the Company renewed in the amount of $7,500,000 its repurchase agreement against its Crane's Landing GNMA Certificate. The repurchase agreement bears interest at a fixed rate of 1.31% per annum and matures on April 21, 2003.

During March 2003, the Company renewed its repurchase agreement, borrowing against its Monticello Apartments GNMA Certificate in the amount of $5,000,000. The repurchase agreement bears interest at a fixed rate of 1.32% per annum and matures on March 12, 2004.

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

At March 31, 2003, approximately 57% of the Company's borrowings consisted of fixed-rate financing. The remaining 43% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for the payment of Company expenses and for distribution to Unit holders will decrease.

The following tables provide information at March 31, 2003 regarding the Company's financial instruments sensitive to interest rate risk:

As the above tables incorporate only those positions or exposures that existed as of March 31, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, and the Company's risk mitigating strategies at that time.

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

99. Certifications under Section 906 of the Sarbanes Oxley Act of 2002.

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

/s/ Lisa Y. Roskens
Lisa Y. Roskens,
Chief Executive Officer

Date: May 9, 2003

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

Date: May 9, 2003

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, as the sole member of the General Partner

.

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

Date: May 9, 2003

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, as the sole member of the General Partner