Form 10-Q
period 2003-06-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2003-08-08
CIK 1060383

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE QUARTER ENDED JUNE 30, 2003
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2003 and 2002 (Unaudited)

Consolidated Statement of Partners' Capital (deficit) for the six months ended June 30, 2003

(Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

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

FOR THE SIX MONTHS ENDED JUNE 30, 2003

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2003, and the results of operations for all periods presented have been made. Certain amounts from the prior period have been reclassified to conform to the current period presentation. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3. Borrowings Under Repurchase Agreements

The Company has borrowed against certain of its GNMA Certificates using repurchase agreements. The following table shows the terms of the borrowings outstanding at June 30, 2003.

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

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the date the Company was formed from the merger of the previous limited partnerships of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis and were $165,420 and $330,840 for the three and six months ended June 30, 2003, respectively. Such administrative fees were $150,165 and $282,712 for the three and six months ended June 30, 2002, respectively.

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Company. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or (ii) customary fees for such services determined on a competitive basis and amounted to $194,111 and $383,097 for the three and six months ended June 30, 2003, respectively. Such fees were $170,548 and $316,868 for the three and six months ended June 30, 2002, respectively.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized as a cost of the investment in real estate. The General Partner did not receive acquisition fees during the six months ended June 30, 2003 and received $186,197 in the six months ended June 30, 2002 in connection with the acquisition of The Glades Apartments in March of 2002.

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

The revenues, net operating income and assets for the Company's reportable segment as of and for the three and six month periods ending June 30, 2003 and 2002 are summarized as follows:

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

The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and (iii) provide enhanced liquidity and market value of its units. Management's strategy to meet these objectives includes the successful acquisition and management of investments in multifamily residential properties and acquiring securities of other entities engaged in a similar real estate business.

As of June 30, 2003, the Company directly owned 13 multifamily properties and owned one 99% limited partnership interests in an Operating Partnership which owns a multifamily property for a total of 14 multifamily properties containing a total of 2,788 units.

On May 1, 2003, the Company acquired control of the general partner interest of Water's Edge Apartments. Therefore, the Company's results of operations subsequent to May 1, 2003 reflect the results of Water's Edge on a consolidated basis. Prior to May 1, 2003, Water's Edge Apartments was accounted for as an Operating Partnership using the equity method. As of June 30, 2003, Crane's Landing Apartments is the only Operating Partnership that continues to be accounted for as an equity method investment, versus a consolidated property.

The following table sets forth certain information regarding the Company's investment in real estate at June 30, 2003:

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Company's December 31, 2002 Form 10-K.

Results of Operations

The Company's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. The multifamily housing industry is experiencing soft market conditions, which are primarily the result of a weak economy, low interest rates which are making home ownership a reality to prospective tenants and an increase in certain real estate operating expenses. As a result, certain of the Company's properties are experiencing decreases in net operating income. In response to these conditions, management continues to focus on the attraction and retention of quality tenants, and managing the properties in the most cost effective manner.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company earned rental income of $4,972,448 during the three months ended June 30, 2003 compared to $4,222,243 during the same period in 2002. Of this $750,205 increase, $612,473 is attributable to the May 2003 acquisition of the general partner and consolidation of Water's Edge Apartments and the September 2002 acquisition of Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships increased $52,868 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase in equity is due to the increase in the net income of Crane's Landing Apartments, due to a decline in operating expenses at this property.

Mortgage-backed securities income decreased $9,968 or 4% for the second quarter of 2003 compared to the second quarter of 2002 as a result of the principal amortization on the underlying securities. The GNMA Certificates and the related interest income and interest expense, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, Water's Edge Apartments and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

Interest income on cash and cash equivalents decreased $5,895 for the second quarter of 2003 compared to the same period in 2002 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.12% for the second quarter of 2003, compared to 1.86% for the second quarter of 2002.

Dividend income from the Company's investment in corporate equity securities increased $16,400 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to additional acquisitions during the last two quarters of 2002 and the first two quarters of 2003.

Real estate operating expenses increased $426,187 during the three months ended June 30, 2003 compared to the same period in 2002. $328,765 of this increase is due to operating expenses attributable to the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the September 2002 acquisition of Lakes of Northdale Apartments. The remaining increase is due to increased salary and insurance expenses.

Depreciation expense increased $119,732 during the second quarter of 2003 compared to the second quarter of 2002. Of this increase, $123,885 is attributable to the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the September 2002 acquisition of Lakes of Northdale Apartments. This increase from acquisitions is partially offset by a decline of $4,153 in depreciation incurred at the Company's other properties due to real estate assets becoming fully depreciated.

The Company incurred interest expense of $676,014 during the three months ended June 30, 2003 as follows: (i) $582,117 on its bonds and mortgages payable; (ii) $13,945 on its Notes payable; and (iii) $79,952 on the Company's repurchase obligations. During the three months ended June 30, 2002, the Company incurred interest expense of $614,870, consisting of interest expense of: (i) $390,517 on bonds and mortgages payable; (ii) $29,057 on its Notes payable; and (iii) $195,296 on the Company's repurchase agreements. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the 2002 acquisition of Lakes of Northdale Apartments and the 2002 refinancing of Waterman's Crossing Apartments, which resulted in related interest expense that is no longer eliminated in consolidation. The decrease in the repurchase agreement interest expense is due to a decrease in the outstanding borrowings under repurchase agreements and a decrease in the average rates paid on these agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Amortization of debt financing costs increased $2,925 from the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. This is attributable to: (i) the 2003 acquisition of the general partner interest and consolidation of Water's Edge and the 2002 acquisition of Lakes of Northdale Apartments; and (ii) the 2002 refinancing of Waterman's Crossing Apartments.

General and administrative expenses increased $11,034 or 3% for the second quarter of 2003 compared to the same period in 2002. This increase is primarily attributable to an increase in administrative fees due to the 2002 acquisition of Lakes of Northdale Apartments.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The Company earned rental income of $9,665,466 during the six months ended June 30, 2003 compared to $7,871,985 during the same period in 2002. Of this $1,793,481 increase, $1,458,939 is attributable to: (i) the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments; (ii) the March 2002 acquisition of The Glades Apartments and (iii) September 2002 acquisition of Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships increased $31,689 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase in equity is due to the increase in the net income of Crane's Landing Apartments, due to a decline in operating expenses at this property.

Mortgage-backed securities income decreased $4,264 or 1% for the first six months of 2003 compared to the first six months of 2002 as a result of the principal amortization on the underlying securities. The GNMA Certificates and the related interest income and interest expense, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, Water's Edge Apartments and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

Interest income on cash and cash equivalents decreased $19,381 for the first six months of 2003 compared to the same period in 2002 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.21% for the first two quarters of 2003, compared to 1.86% for the same period in 2002.

Dividend income from the Company's investment in corporate equity securities increased $88,812 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to additional acquisitions of such investments during the last two quarters of 2002 and the first two quarters of 2003.

Real estate operating expenses increased $1,005,498 during the six months ended June 30, 2003 compared to the same period in 2002. Of this increase in operating expenses, $814,595 is attributable to the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments, the March 2002 acquisition of The Glades Apartments and the September 2002 acquisition of Lakes of Northdale Apartments. The remaining increase is primarily due to increased salary and insurance expenses.

Depreciation expense increased $390,199 during the first six months of 2003 compared to the first six months of 2002. Of his increase, $354,772 is attributable to the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments. The remaining increase is attributable to the approximately $670,000 of capital improvements placed in service during the year 2002.

The Company incurred interest expense of $1,365,591 during the six months ended June 30, 2003 as follows: (i) $1,152,990 on its bonds and mortgages payable; (ii) $29,798 on its Notes payable; and (iii) $182,803 on the Company's repurchase obligations. During the six months ended June 30, 2002, the Company incurred interest expense of $1,075,402, consisting of interest expense of: (i) $645,127 on bonds and mortgages payable; (ii) $55,099 on its Notes payable which; and (iii) $375,176 on the Company's repurchase agreements. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (ii) the 2002 refinancing of Waterman's Crossing Apartments, which resulted in related interest expense that is no longer eliminated in consolidation. The decrease in the repurchase agreement interest expense is due to a decrease in the outstanding borrowings under repurchase agreements and a decrease in the average rates paid on these agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Amortization of debt financing costs increased $5,445 from the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This is attributable to: (i) the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the 2002 refinancing of Waterman's Crossing Apartments.

General and administrative expenses increased $42,518 or 5% for the first six months of 2003 compared to the same period in 2002. This increase is primarily attributable to an increase in administrative fees due to the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments.

Funds From Operations

The Company's funds from operations ("FFO") increased $300,641 or 21% to $1,740,472 for the second quarter of 2003, compared to $1,439,831 for the same period in 2002. This increase is attributable to the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the 2002 acquisition of the Lakes of Northdale Apartments.

The Company's funds from operations ("FFO") increased $548,814 or 18% to $3,513,504 for the first two quarters of 2003, compared to $2,964,690 for the same period in 2002. This increase is attributable to the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments

The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three and six month periods ended June 30, 2003 and 2002:

The Company's capitalization policy for its real estate capital improvements has a significant effect on its FFO calculation. Real estate costs that are accounted for as expenses are a deduction in FFO. Alternatively, real estate costs that are capitalized are not an expense that is deducted from FFO, but are depreciated and the related depreciation expense is added to FFO. Therefore, the Company's capitalization policy for its real estate assets will have significant effect on FFO, which may differ significantly from the policies established by the Company's peers.

The Company considers FFO to be a key measure of its performance. Although the Company considers FFO to be a key measure of its operating performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $3,451,990 for the six months ended June 30, 2003 compared to $2,201,535 for the six months ended June 30, 2002, principally due to real estate acquisitions. Net cash used in investing activities was $553,839 for the six months ended June 30, 2003 compared to $6,696,936 for the six months ended June 30, 2002 during which period the Company acquired The Glades Apartments. The Company's net cash used in financing activities was $5,109,807 for the six months ended June 30, 2003 compared to net cash provided by financing activities of $2,559,815 for the six months ended June 30, 2002. This change was due to repayment of principal on borrowings under repurchase agreements and payment of principal on the Notes payable in 2002.

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

The Company's recent financial results have benefited from the low interest rate environment and the low interest rates paid on its repurchase agreement borrowings and its variable rate debt. An increase is short term rates will increase interest expense.

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

The following table shows the amount of cash distributions per unit made by the Company for the six months ended June 30, 2003 and 2002.

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

At June 30, 2003, approximately 57% of the Company's borrowings consisted of fixed-rate financing. The remaining 43% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for the payment of Company expenses and for distribution to Unit holders will decrease.

The following tables provide information at June 30, 2003 regarding the Company's financial instruments sensitive to interest rate risk:

As the above tables incorporate only those positions or exposures that existed as of June 30, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, and the Company's risk mitigating strategies at that time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

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

31 (a) Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31 (b) Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 (a) Certification of CEO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32 (b) Certification of CFO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Date: August 8, 2003