Form 10-Q
period 2003-09-30
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2003-11-10
CIK 1060383

FORM 10-Q

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Printable Version

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

or

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2003 and 2002 (Unaudited)

Consolidated Statement of Partners' Capital (deficit) for the nine months ended September 30, 2003

(Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended Sept. 30, 2003		For the Nine Months Ended Sept. 30, 2002
Cash flows from operating activities				
Net income	$	8,017,710	$	1,804,995
Adjustments to reconcile net income to net cash provided by operating activities				
Gain on sale of real estate in Operating Partnership		(6,149,165)		-
Equity in losses of Operating Partnership		35,083		42,767
Depreciation expense		2,888,259		2,317,657
Amortization expense		115,917		86,789
Other amortization		(979)		(859)
(Gain) loss on sale of securities		(2,425)		-
Transfers from restricted cash		(298,497)		(1,289,221)
Increase (decrease) in interest and dividends receivable		109,113		(46,001)
Increase (decrease) in other assets		(152,314)		499,077
Increase in accounts payable and accrued expenses		280,978		391,742
Decrease in interest payable		(81,074)		(45,489)
Net cash provided by operating activities		4,762,606		3,761,457
Cash flows from investing activities				
GNMA principal payments received		10,018,142		126,174
Proceeds from sale of corporate equity securities		1,372,351		-
Distribution from Operating Partnership		121,813		180,473
Proceeds from sale of real estate in Operating Partnership		7,132,976		-
Net cash acquired in (used in) Operating Partnerships general partners acquisition		(190,690)		1,120,224
Acquisition of investment in real estate and real estate improvements		(632,113)		(9,598,321)
Purchase of corporate equity securities		(1,465,889)		(2,274,026)
Net cash provided by (used in) investing activities		16,356,590		(10,445,476)
Cash flows from financing activities				
Principal payments on Notes payable		(418,922)		-
Principal payments on repurchase agreements		(9,500,000)		(16,475,000)
Principal payments on bonds and mortgages payable		(224,464)		(192,024)
Distributions paid		(3,518,677)		(3,261,345)
Debt financing costs paid		(133,787)		(1,313,536)
Proceeds from mortgage payable		7,000,000		
Borrowings under repurchase agreements		-		34,475,000
Net cash provided by (used in) financing activities		(6,795,850)		13,233,095
Net increase in cash and cash equivalents		14,323,346		6,549,076
Cash and cash equivalents at beginning of period		6,601,518		5,386,206
Cash and cash equivalents at end of period	$	20,924,864	$	11,935,282
Supplemental disclosure of cash flow information:				
Cash paid during the period for interest	$	2,139,165	$	2,000,446

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2003, and the results of operations for all periods presented have been made. Certain amounts from the prior period have been reclassified to conform to the current period presentation. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3. Borrowings Under Repurchase Agreements

The Company has borrowed against certain of its GNMA Certificates using repurchase agreements. The following table shows the terms of the borrowings outstanding at September 30, 2003.

The GNMA Certificates, backed by first mortgage loans on Monticello Apartments and The Ponds at Georgetown Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

4. Transactions with Related Parties

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company.

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the date the Company was merged with the previous limited partnerships of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that funds from operations ("FFO"), as defined in the Agreement of Limited Partnership, calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Such administrative fees are paid on a monthly basis and were $160,369 and $491,209 for the three and nine months ended September 30, 2003, respectively. Such administrative fees were $150,165 and $434,742 for the three and nine months ended September 30, 2002, respectively.

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Company. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or (ii) customary fees for such services determined on a competitive basis and amounted to $198,736 and $581,833 for the three and nine months ended September 30, 2003, respectively. Such fees were $169,530 and $486,398 for the three and nine months ended September 30, 2002, respectively.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of new assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such new assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized as a cost of the investment in real estate. The General Partner did not receive acquisition fees during the nine months ended September 30, 2003 and received $338,733 in the nine months ended September 30, 2002 in connection with the acquisition of The Glades Apartments in March of 2002 and the Lakes of Northdale Apartments in September of 2002.

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

The revenues, net operating income and assets for the Company's reportable segment as of and for the three and nine month periods ending September 30, 2003 and 2002 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

6. Sale of Real Estate in Operating Partnership

On August 30, 2003, the Crane's Landing Operating Partnership, in which the Company holds a 99% limited partner interest, sold the Crane's Landing Apartments, a 252 unit property located in Winter Park, Florida. The Company received total cash proceeds of $16,991,703 in connection with the transaction, which include a realized gain on the sale of $6,149,165 and proceeds of $9,858,727, representing full repayment of its GNMA Certificate which was collateralized by Crane's Landing Apartments.

7. Mortgages Payable

In August 2003, the Company financed its Highland Park Apartments with a mortgage payable having a principal balance of $7,000,000, a maturity of August 1, 2033 and a fixed interest rate of 4.69%.

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

As of September 30, 2003, the Company owned 13 multifamily properties containing a total of 2,536 units. One of the properties, Water's Edge Apartments in Lake Villa, Illinois, had been accounted for as an equity investment in the Operating Partnership that owned the property because the Company did not control the Operating Partnership. On May 1, 2003, the Company acquired the general partner interest of the Operating Partnership and, as a result, the Company's results of operations after that date reflect the results of Water's Edge Apartment's operations on a consolidated basis. The Company had also previously accounted for its interest in Crane's Landing Apartments in Winter Park, Florida as an equity investment. However, the Crane's Landing Operating Partnership sold the property in August 2003. As a result, the Company no longer has an interest in Crane's Landing Apartments, and accounts for all of its properties on a consolidated basis. The sale of the Crane's Landing Apartments property resulted in the Company realizing a gain of $6,149,165. In connection with the sale, the Company also received proceeds of $9,858,727, representing full payment of its GNMA Certificate which was collateralized by Crane's Landing Apartments.

The following table sets forth certain information regarding the Company's investment in real estate at September 30, 2003:

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Company's December 31, 2002 Form 10-K.

Results of Operations

The Company's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses. Rental revenues are substantially influenced by supply of and demand for apartment units. The multifamily housing industry is experiencing soft market conditions, which are primarily the result of a weak economy and low interest rates which are making home ownership more affordable to prospective and current tenants. In addition, the Company has experienced increases in certain real estate operating expenses. As a result, certain of the Company's properties are experiencing decreases in net operating income. In response to these conditions, management continues to focus on the attraction and retention of quality tenants, and managing the properties in the most cost effective manner.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company earned rental income of $4,921,856 during the three months ended September 30, 2003 compared to $4,237,050 during the same period in 2002. Of this $684,806 increase, $589,434 is attributable to the May 2003 acquisition of the general partner and consolidation of Water's Edge Apartments and the September 2002 acquisition of Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships decreased $24,006 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This decrease in equity is due to the decrease in the net income of Crane's Landing Apartments prior to its sale in August of 2003.

Mortgage-backed securities income decreased $182,451 or 55% for the third quarter of 2003 compared to the second quarter of 2002 as a result of the principal amortization on the underlying securities and the full repayment of the Crane's Landing Apartments GNMA Certificate in August 2003. The GNMA Certificates and the related interest income and interest expense, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, Water's Edge Apartments and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans

Interest income on cash and cash equivalents decreased $35,649 for the third quarter of 2003 compared to the same period in 2002 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 0.92% for the third quarter of 2003, compared to 1.74% for the third quarter of 2002.

Dividend income from the Company's investment in corporate equity securities decreased $11,581 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due to the sale of securities during the third quarter of 2003.

Real estate operating expenses increased $356,362 during the three months ended September 30, 2003 compared to the same period in 2002. An operating expense increase of $402,409 is attributable to the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the September 2002 acquisition of Lakes of Northdale Apartments. This increase is partially offset by decreases in repairs and maintenance expenses.

Depreciation expense increased $180,403 during the third quarter of 2003 compared to the third quarter of 2002. Of this increase, $140,017 is attributable to the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the September 2002 acquisition of Lakes of Northdale Apartments. The remaining increase is attributable to capital improvements put into service during the fourth quarter of 2002 and the first three quarters of 2003.

The Company incurred interest expense of $668,417 during the three months ended September 30, 2003 as follows: (i) $609,156 on its bonds and mortgages payable; (ii) $12,491 on its Notes payable; and (iii) $46,770 on the Company's repurchase obligations. During the three months ended September 30, 2002, the Company incurred interest expense of $753,590, consisting of interest expense of: (i) $542,304 on bonds and mortgages payable; (ii) $24,537 on its Notes payable; and (iii) $186,749 on the Company's repurchase agreements. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the 2002 acquisition of Lakes of Northdale Apartments; (ii) the 2002 refinancing of Waterman's Crossing Apartments, which resulted in related interest expense that is no longer eliminated in consolidation; and (iii) the August 2003 financing of Highland Park Apartments offset by the decline in variable interest rates. The decrease in the repurchase agreement interest expense is due to a decrease in the outstanding borrowings under repurchase agreements and a decrease in the short term rates paid on these agreements. The decrease in interest expense of the Notes payable is due to a decline in the variable rate on which such interest is calculated.

Amortization of debt financing costs increased $23,683 for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. This is attributable to: (i) the 2003 acquisition of the general partner interest and consolidation of Water's Edge and the 2002 acquisition of Lakes of Northdale Apartments; (ii) the 2002 refinancing of Waterman's Crossing Apartments and (iii) the August 2003 financing of Highland Park Apartments.

General and administrative expenses increased $56,449 or 16% for the third quarter of 2003 compared to the same period in 2002. This increase is primarily attributable to: (i) an increase in administrative fees due to the 2002 acquisition of Lakes of Northdale Apartments; (ii) an increase in salaries and related benefits and; (iii) an increase in insurance expenses.

On August 30, 2003, the Crane's Landing Operating Partnership, in which the Company holds a 99% limited partner interest, sold the Crane's Landing Apartments, a 252 unit property located in Winter Park, Florida. The Company received total cash proceeds of $16,991,703 in connection with the transaction, which include a realized gain on the sale of $6,149,165 and proceeds of $9,858,727, representing full repayment of its GNMA Certificate which was collateralized by Crane's Landing Apartments. No such sale occurred in the comparable period of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company earned rental income of $14,587,322 during the nine months ended September 30, 2003 compared to $12,109,035 during the same period in 2002. Of this $2,478,287 increase, $2,266,708 is attributable to: (i) the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments; (ii) the March 2002 acquisition of The Glades Apartments and (iii) September 2002 acquisition of Lakes of Northdale Apartments.

Equity in the earnings of Operating Partnerships increased $7,684 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase in equity is due to the increase in the net income of Crane's Landing Apartments, due to a decline in operating expenses at this property.

Mortgage-backed securities income decreased $238,556 or 24% for the first nine months of 2003 compared to the first nine months of 2002 as a result of the principal amortization on the underlying securities and the full repayment of the Crane's Landing Apartments GNMA Certificate in August 2003. The GNMA Certificates and the related interest income and interest expense, backed by first mortgage loans on Monticello Apartments, The Ponds at Georgetown, Water's Edge Apartments and Misty Springs Apartments, are eliminated in the consolidation process of the Company's consolidated financial statements. The GNMA Certificates provide the Company with the guarantee by GNMA as to the full and timely payment of principal and interest on the underlying loans.

Interest income on cash and cash equivalents decreased $55,030 for the first nine months of 2003 compared to the same period in 2002 due to a decrease in the average balance of such investments and the decrease in interest rates earned thereon. The average annualized interest rate earned on cash and cash equivalents was 1.12% for the first three quarters of 2003, compared to 1.82% for the same period in 2002.

Dividend income from the Company's investment in corporate equity securities increased $77,231 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to additional acquisitions of such investments during the last quarter of 2002 and 2003 year to date.

Real estate operating expenses increased $1,361,860 during the nine months ended September 30, 2003 compared to the same period in 2002. Of this increase in operating expenses, $1,316,273 is attributable to the May 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments, the March 2002 acquisition of The Glades Apartments and the September 2002 acquisition of Lakes of Northdale Apartments. Real estate operating expenses at the Company's other properties were relatively flat period to period.

Depreciation expense increased $570,602 during the first nine months of 2003 compared to the first nine months of 2002. Of his increase, $494,789 is attributable to the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments. The remaining increase is attributable to the approximately $670,000 of capital improvements placed in service during the year 2002 and capital improvements made thus far in 2003.

The Company incurred interest expense of $2,058,091 during the nine months ended September 30, 2003 as follows: (i) $1,786,229 on its bonds and mortgages payable; (ii) $42,289 on its Notes payable; and (iii) $229,573 on the Company's repurchase obligations. During the nine months ended September 30, 2002, the Company incurred interest expense of $1,913,447, consisting of interest expense of: (i) $1,271,888 on bonds and mortgages payable; (ii) $79,637 on its Notes payable; and (iii) $561,922 on the Company's repurchase agreements. The interest expense increase on the bonds and mortgages payable is due to an increase in bonds and mortgages payable outstanding from: (i) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (ii) the 2002 refinancing of Waterman's Crossing Apartments, which resulted in related interest expense that is no longer eliminated in consolidation, and: (iii) the 2003 financing of Highland Park Apartments offset by a decline in variable interest rates. The decrease in the repurchase agreement interest expense is due to a decrease in the outstanding borrowings under repurchase agreements and a decrease in the average rates paid on these agreements. The decrease in interest expense on the Notes payable is due to a decline in the variable rate at which such interest is calculated.

Amortization of debt financing costs increased $29,128 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This is attributable to: (i) the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments; (ii) the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments; and (iii) the 2002 refinancing of Waterman's Crossing Apartments.

General and administrative expenses increased $98,968 or 8% for the first nine months of 2003 compared to the same period in 2002. This increase is primarily attributable to an increase in administrative fees due to the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments. The remaining increase is primarily due to increased salary and insurance expenses.

On August 30, 2003, the Crane's Landing Operating Partnership, in which the Company holds a 99% limited partner interest, sold the Crane's Landing Apartments, a 252 unit property located in Winter Park, Florida. The Company received total cash proceeds of $16,991,703 in connection with the transaction, which include a realized gain on the sale of $6,149,165 and proceeds of $9,858,727, representing full repayment of its GNMA Certificate which was collateralized by Crane's Landing Apartments. No such sale occurred in the comparable period of 2002.

Funds From Operations

The Company's funds from operations ("FFO") increased $62,184 or 4.6% to $1,407,949 for the third quarter of 2003, compared to $1,345,765 for the same period in 2002. This increase is primarily attributable to the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the 2002 acquisition of the Lakes of Northdale Apartments.

FFO increased $611,613 or 14.2% to $4,922,068 for the first three quarters of 2003, compared to $4,310,455 for the same period in 2002. This increase is attributable to the 2003 acquisition of the general partner interest and consolidation of Water's Edge Apartments and the 2002 acquisitions of The Glades Apartments and the Lakes of Northdale Apartments

The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three and nine month periods ended September 30, 2003 and 2002:

The Company's capitalization policy for its real estate capital improvements has a significant effect on its FFO calculation. Real estate costs that are accounted for as expenses are a deduction in FFO. Alternatively, real estate costs that are capitalized are not an expense that is deducted from FFO, but are depreciated and the related depreciation expense is added to FFO. The Company's capitalization policy is to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

The Company considers FFO to be a key measure of its performance and as it adds back the Company's significant non-cash expense of depreciation. Although the Company considers FFO to be a key measure of its operating performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

The Company's net cash generated by operating activities increased to $4,762,606 for the nine months ended September 30, 2003 compared to $3,761,457 for the nine months ended September 30, 2002, primarily due to real estate acquisitions. Net cash provided by investing activities was $16,356,590 for the nine months ended September 30, 2003 compared to net cash used in investing activities $10,445,476 for the nine months ended September 30, 2002, during which period the Company acquired The Glades Apartments and Lakes of Northdale Apartments. This increase was primarily due to the gain realized by the Company on the sale of Crane's Landing Apartments and the full repayment of the related GNMA Certificate. The Company's net cash used in financing activities was $6,795,850 for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $13,233,095 for the nine months ended September 30, 2002. This change was due to repayment of principal on borrowings under repurchase agreements, payment of principal on the Notes payable in 2002, and the proceeds from the financing of Highland Park Apartments which were used to repay short term repurchase agreement obligations.

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

The following table shows the amount of cash distributions per unit made by the Company for the nine months ended September 30, 2003 and 2002.

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

The Company has entered into various long-term financing arrangements for the acquisition of apartment complexes. At September 30, 2003, approximately 49% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 51% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for the payment of Company expenses and for distribution to Unit holders will decrease.

The following tables provide information at September 30, 2003 regarding the Company's long-term borrowings sensitive to interest rate risk:

The Company also has $11,975,000 in short term repurchase agreement obligations due in 2004, which have a weighted average interest rate of 1.15%. While borrowings under these repurchase agreements bear interest at fixed rates, these repurchase agreements have terms expiring in March and June 2004, at which time the Company may enter into new repurchase agreements at the current interest rates. Accordingly, these repurchase agreements have short-term rates with exposes the Company to interest rate risk.

As the above tables incorporate only those positions or exposures that existed as of September 30, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, and the Company's risk mitigating strategies at that time.

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

31 (a) Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31 (b) Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 (a) Certification of CEO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32 (b) Certification of CFO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter for which this report is filed.

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

Date: November 7, 2003