Form 10-K
period 2003-12-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2004-03-18
CIK 1060383

3: FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

PRINTABLE VERSION

(Mark One) FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes [ ] No [ X ]

The aggregate market value of the registrant's Units held by non-affiliates based on the final sales price of the Units on the last business day of the registrant's most recently completed second fiscal quarter was $45,550,674.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Company's Common Equity and Related Security Holder Matters

Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Security Holder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Item 1. Business.

America First Real Estate Investment Partners, L.P. (the "Company") is a Delaware limited partnership formed for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily apartment properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The Company's business objectives are to: (i) provide increased cash distributions to investors; (ii) provide a potential for an increase in net asset value; and (iii) provide enhanced liquidity and market value of its Units. The Company is governed by its Agreement of Limited Partnership and its general partner is America First Capital Source I L.L.C. (the "General Partner").

Operating and Investment Strategy

The Company's operating and investment strategy primarily focuses on multifamily apartment properties as long-term investments. The Company's operating goal is to generate increasing amounts of net rental income from these properties that will allow it to increase distributions paid on its Units. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties ; (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas; and (iv) continuing to expand the number of properties in its portfolio. As of December 31, 2003, the Company directly owned 13 multifamily apartment properties containing a total of 2,536 rental units. These properties are located in Florida, North Carolina, Michigan, Tennessee, Ohio, Illinois and Virginia. On January 22, 2004, the Company acquired Elliot's Crossing Apartments, a 247-unit apartment complex located in Tempe, Arizona.

The Company focuses its acquisition efforts on established multifamily apartment properties located throughout the United States. In particular, the Company seeks out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Company reviews many factors, including the following: (i) the location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the economic situation in the community in which the property is located and the potential changes thereto; (vii) the occupancy and rental rates at competing properties; and (viii) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Company does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it may own in any particular geographic market.

The Company also holds investments in GNMA Certificates backed by pools of first mortgage loans on residential properties and corporate equity securities of other companies engaged in similar activities. The Company invests available cash in these types of securities to increase the return on available cash.

Financing Strategies

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

As of December 31, 2003, the Company had net debt obligations under seven financing arrangements with an aggregate principal balance of approximately $61,200,000, all of which is secured by mortgages on its properties. In addition, the Company has $11,975,000 of borrowings under repurchase agreements which are collateralized by GNMA Certificates secured by first mortgages on multifamily properties. The Company does not have any limitations on the number or amount of mortgages which may be placed on any one property.

In addition, the Company has the authority to raise additional equity capital through the issuance of additional Units. If the Company decides to sell Units, it may do so in a number of different manners, including a rights offering directly to existing Unit holders, an underwritten public offering or in a private placement negotiated with a small number of investors. The Company may also issue Units to the owners of multifamily apartment properties that it acquires as full or partial payment for those properties.

Recent Developments

On May 1, 2003, the Company acquired the general partner interest in the operating partnership that holds Water's Edge Apartments. Therefore, the Company's results of operations subsequent to May 1, 2003 reflect the results of Water's Edge on a consolidated basis. Prior to May 1, 2003, Water's Edge Apartments was accounted for as an Operating Partnership using the equity method.

On August 30, 2003, the Crane's Landing Operating Partnership, in which the Company held a 99% limited partner interest, sold the Crane's Landing Apartments, a 252-unit property located in Winter Park, Florida. The Company received total cash proceeds of approximately $16 million in connection with the transaction which included a realized gain on the sale, net of costs incurred to sell, of $6,113,099 and proceeds of $9,858,727 representing full repayment of its GNMA Certificate which was collateralized by Crane's Landing Apartments.

In August 2003, the Company financed its Highland Park Apartments with a mortgage note payable having a principal balance of $7,000,000, a maturity of August 1, 2033 and a fixed interest rate of 4.69%.

Proposed Merger

The Company has entered into a merger agreement with America First Apartment Investors, Inc. ("APRO") under which the Company will merge with and into APRO. APRO will be the surviving corporation of the merger and will acquire all the assets and assume all the liabilities of the Company, including its 14 multifamily apartment properties. Persons holding Units representing assigned limited partnership interests in the Company on the effective date of the merger will become stockholders of APRO. Each Unit will be converted into the right to receive (i) 0.7910 shares of APRO's common stock, which approximates the ratio of the average closing sale prices of the Units and APRO's common stock over the 30 trading days prior to the execution of the merger agreement plus (ii) a cash payment of $0.39 which is intended to provide cash to Unit holders to pay state and Federal income taxes arising from the merger. Approximately 5,376,470 shares of APRO's common stock will be issued to Unit holders in the merger subject to adjustment for fractional shares. In addition, the General Partner will be issued 54,308 shares of APRO's common stock plus a cash payment of $26,776 in exchange for its general partner interest in the Company. The proposed merger is subject to a number of conditions, including the approval by the holders of a majority of the outstanding Units of the Company and of the outstanding shares of APRO's common stock.

The proposed merger will create a company with assets having a book value of over $300 million and with over 10 million shares of common stock outstanding with a fair market value of approximate $120 million. After the merger, APRO will continue its current operating and investment strategies, but expects to have a greater ability to raise additional equity capital in order to make additional real estate investments. APRO intends to continue to operate as a REIT after the merger.

Competition

In each city in which the Company's properties are located, these properties compete with a substantial number of other multifamily apartment properties. Multifamily apartment properties also compete with single-family housing that are either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may also offer rental concessions, such a free rent to new tenants for a stated period. The Company also competes by offering apartments in attractive locations and providing tenants with amenities such as recreational facilities, garages and pleasant landscaping. The Company also emphasizes maintenance and property physical condition.

Environmental Matters

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof.

Tax Status

The Company is classified as a partnership for Federal income tax purposes and, accordingly, no provision for income taxes is made. The distributive share of the Company's income, deductions and credits is included in each Unit holder's income tax return.

Management and Employees

The Company has no employees. Certain services are provided to the Company by employees of America First which is the controlling member of the General Partner of the Company, and the Company reimburses America First for its allocated share of these salaries and benefits. The Company is not charged, and does not reimburse America First, for the services performed by executive officers of America First.

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

The Company finances its real estate investments with mortgage debt and this subjects the Company to the risk that cash flow may not be sufficient to meet required payments of principal and interest on its debt. In addition, the existing terms of certain of the Company's bonds and mortgages payable require that only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, the Company is likely to need to refinance at least a portion of the outstanding debt as it matures if it intends to continue owning the property. There is a risk that the terms of the refinancing will not be as favorable as the existing debt. The Company's ability to pay distributions to Unit holders is subordinated to the payment of debt service on its debt and other borrowings.

Real estate financed with tax-exempt debt is subject to certain restrictions.

The Company has and may in the future use tax-exempt financing to finance the acquisition of multifamily apartment properties. While this type of financing generally offers lower interest rates than conventional financing, it subjects the financed property to certain restrictive covenants, including a requirement that a percentage of the apartment units in each property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located. It is possible that such covenants may cause the rents charged by these properties to be lowered, or rent increases foregone, in order to attract enough residents meeting the income requirements. In the event the Company does not comply with these restrictions, the interest on the bonds could become subject to Federal and state income tax, which would result in either an increase in the interest rate on the bonds or an early redemption of these bonds that would force the Company to obtain alternative financing or sell the property financed by the bond.

Fluctuating interest rates may affect the Company's earnings.

The Company's variable rate Notes payable and bonds payable bear interest at short-term variable rates. The short-term rate on the variable rate bonds payable is an index rate which is reset weekly. Increases in the short-term interest rates would increase interest expense on such borrowings.

The Company's borrowings under repurchase agreements all bear interest at short-term fixed rates. An increase in market interest rates would cause the interest rates of the obligations to increase when and if they are renewed upon maturity.

If interest rates increase, the Company will have to pay more interest on this debt, but would not necessarily be able to increase rental income from its multifamily apartment properties. Therefore, an increase in interest rates may reduce the Company's earnings and this may reduce the amount of funds available for distribution to the Company's Unit holders and the market price of the Units.

The Company's multifamily apartment properties may be illiquid and their value may decrease.

The Company's investments in multifamily apartment properties are relatively illiquid. The ability to sell these assets, and the price received upon sale are affected by a number of factors including the number of potential and interested buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, the Company may not be able to recover its original purchase price upon sale.

The issuance of additional Units by the Company could cause the price of its Units to decline.

The Company has the authority to issue additional Units. The issuance of additional Units could cause dilution of the existing Units and a decrease in the market price of the Units.

Segment Information

The Company defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all multifamily apartment properties have similar economic characteristics and also meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the property level. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The revenues, net income, net operating income and total assets for the Company's reportable segment for the years ended December 31, 2003, 2002 and 2001 are included in Note 15 to the Company's Consolidated Financial Statements filed in response to Item 8 of this report.

Information Available on Website

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC"). Follow the links to Real Estate Funds and America First Real Estate Investment Partners, L.P.

Item 2. Properties.

Properties owned by the Company as of December 31, 2003 are described in the following table:

Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the properties, generally 27-1/2 or 40 years.

On January 22, 2004, the Company acquired Elliott's Crossing Apartments, a 247-unit apartment complex located in Tempe, Arizona.

The average annual physical occupancy rate and average effective annual rental rate per unit for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Company is not available to the Company and, accordingly, is not included in the following table.

2003	2002	2001	2000	1999
BLUFF RIDGE APARTMENTS					
Average Occupancy Rate	99%	100%	95%	98%	99%
Average Effective Annual Rental Per Unit	$ 7,258	$ 7,020	$ 7,152	$ 6,850	$ 6,734
BRENTWOOD OAKS APARTMENTS					
Average Occupancy Rate	96%	97%	97% (1)	-	-
Average Effective Annual Rental Per Unit	$ 7,874	$ 7,802	$ 7,800 (2)	$ -	$ -
DELTA CROSSING					
Average Occupancy Rate	93%	91%	92%	94%	94%
Average Effective Annual Rental Per Unit	$ 6,745	$ 6,888	$ 7,480	$ 7,562	$ 7,634
FOX HOLLOW APARTMENTS					
Average Occupancy Rate	92%	90%	91%	98%	96%
Average Effective Annual Rental Per Unit	$ 6,905	$ 6,995	$ 7,362	$ 6,980	$ 6,781
HIGHLAND PARK APARTMENTS					
Average Occupancy Rate	92%	93%	90%	95%	94%
Average Effective Annual Rental Per Unit	$ 6,442	$ 6,409	$ 7,051	$ 6,597	$ 6,852
HUNTSVIEW APARTMENTS					
Average Occupancy Rate	90%	89%	88% (1)	-	-
Average Effective Annual Rental Per Unit	$ 6,997	$ 7,278	$ 9,031 (2)	$ -	$ -
LAKES OF NORTHDALE APARTMENTS					
Average Occupancy Rate	93%	89% (1)	-	-	-
Average Effective Annual Rental Per Unit	$ 7,683	$ 7,847 (2)	$ -	$ -	$ -
MISTY SPRINGS APARTMENTS					
Average Occupancy Rate	95%	97%	99%	99%	99%
Average Effective Annual Rental Per Unit	$ 7,597	$ 7,527	$ 7,319	$ 7,071	$ 6,752
MONTICELLO APARTMENTS					
Average Occupancy Rate	94%	98%	97%	93%	90%
Average Effective Annual Rental Per Unit	$ 10,428	$ 10,387	$ 10,519	$ 9,661	$ 9,120
THE GLADES APARTMENTS					
Average Occupancy Rate	92%	90% (1)	-	-	-
Average Effective Annual Rental Per Unit	$ 7,414	$ 7,168 (2)	$ -	$ -	$ -
THE PONDS AT GEORGETOWN					
Average Occupancy Rate	93%	89%	96%	99%	99%
Average Effective Annual Rental Per Unit	$ 11,572	$ 11,922	$ 11,528	$ 11,220	$ 10,732
WATERMAN'S CROSSING					
Average Occupancy Rate	97%	98%	98%	99%	99%
Average Effective Annual Rental Per Unit	$ 9,214	$ 8,775	$ 8,481	$ 8,167	$ 7,822
WATER'S EDGE APARTMENTS					
Average Occupancy Rate	86%	92%	93%	92%	95%
Average Effective Annual Rental Per Unit	$ 10,016	$ 10,473	$ 10,402	$ 9,282	$ 9,587

(1) Represents the average physical occupancy rate from the date of acquisition (Brentwood Oaks Apartments in August 2001, Huntsview Apartments in December 2001, The Glades Apartments in March 2002 and Lakes of Northdale Apartments in September 2002).

(2) Average effective annual rental per unit is annualized from the date of acquisition.

In the opinion of the Company's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 to the Company's Consolidated Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 of this report.

Item 3. Legal Proceedings.

The Company has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on December 3, 2003, by two Unit holders, Harvey Matcovsky and Gloria Rein, against the Partnership, the General Partner and America First Companies, L.L.C. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders. The lawsuit alleges, among other things, that the defendants have acted in violation of their fiduciary duties to the Unit holders in connection with the proposed merger of the Partnership with America First Apartment Investors, Inc. The plaintiffs are seeking to enjoin the proposed merger and unspecified damages and costs. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this litigation or its potential to delay or prevent the completion of the proposed merger. There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ending December 31, 2003 to a vote of the Company's security holders.

PART II

Item 5. Market for the Company's Common Equity and Related Security Holder Matters.

  Market Information. The Units trade on the NASDAQ National Market System under the trading symbol "AFREZ". The following table sets forth the high and low sale prices for the Units for each quarterly period from January 1, 2002 to December 31, 2003.

(b) Unit Holders. The approximate number of Unit holders on March 10, 2004 was 7,074.

  Distributions. Total regular distributions paid or accrued to Unit holders during the fiscal year ended December 31, 2003 equaled $4,757,938 or $0.70 per Unit. Total regular distributions paid or accrued to Unit holders during the fiscal year ended December 31, 2002 equaled $4,418,255 or $0.65 per Unit.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Company's ability to make cash distributions at the same levels in 2004 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Company for the five years ended December 31, 2003. Information for periods prior to December 31, 2000 represents the financial data of the Capital Source L.P., which was the predecessor to the Company for financial accounting purposes. Capital Source L.P. and Capital Source II L.P. merged with the Company on December 31, 2000. The information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed in response to Item 8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions and the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Unit holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages and on the Company's variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under "Risk Factors" in Item 1 of this report.

General

The Company's primary business is the operation of multifamily apartment properties as long-term investments. Accordingly, the Company's operating results depend primarily on the net operating income generated by its multifamily apartment properties. This, in turn, depends on the rental and occupancy rates of the properties and on the level of real estate operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. Several factors influence this, including local and national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including many of those in which the Company owns properties. These conditions are primarily attributable to (i) slow or negative economic growth which has limited job creation and the number of new households, (ii) historically low mortgage interest rates which have made home ownership more affordable for many persons who would otherwise be renting apartments and (iii) continuous building of new apartment properties in markets that are already experiencing low vacancy rates. In response to these conditions, the Company has needed to reduce rental rates and grant rental concessions to attract and retain quality tenants and maintain the physical occupancy levels at its properties. Nevertheless, overall physical occupancy of the Company's properties dropped from 93% during 2002 to 92% in 2003. In addition, the economic occupancy of the Company's properties has declined from 87% in 2002 to 85% in 2003. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. This statistic is reflective of rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

The following table sets forth certain information regarding the Company's real estate investments as of December 31, 2003:

The Company did not acquire any multifamily apartment properties in 2003. However, in May 2003, the Company acquired the general partner interest in the operating partnership that holds Water's Edge Apartments. The Company had previously held only the 99% limited partner interest in this operating partnership. In August, 2003, the operating partnership that held Crane's Landing Apartments in Winter Park, Florida, sold this property. The Company held a 99% limited partner interest in this operating partnership and received total cash proceeds of approximately $16 million in connection with the transaction which included a realized gain on the sale, net of costs incurred to sell, of $6,113,099 and proceeds of $9,858,727 representing full repayment of its GNMA Certificate which was collateralized by Crane's Landing Apartments.

Each of the Company's properties is subject to on-going maintenance and periodically may undergo capital improvement projects. However, the Company has no major renovation, improvement or development activities planned or occurring for any of the properties. The Company intends to hold and operate each of its multifamily apartment properties as a long-term investment.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company's significant accounting policies are described in Note 2 to the Company's Consolidated Financial Statements filed in response to Item 8 of this report. The Company considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its consolidated financial statements.

Investment in Real Estate

Establishment of depreciation policy - The Company's investment in real estate is carried on the balance sheet at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful lives of the related assets, generally 27-1/2 or 40 years on multifamily residential apartment buildings and five to fifteen years on capital improvements, and is calculated using the straight-line method. Shorter or longer depreciable lives and method of depreciation directly impact depreciation expense recorded in earnings.

Establishment of capitalization policy - Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized. The Company's capitalization policy is based on management's judgment and is not necessarily consistent with companies of similar type as there is diversity in such accounting policies adopted by the real estate industry. The Company believes its policy is reasonable in that it capitalizes costs considered to add value to the property, while it expenses those costs which are considered recurring maintenance items. In particular, the cost of replacing carpet, vinyl flooring and appliances in individual apartments are expensed, although some real estate companies capitalize these costs.

The Financial Accounting Standards Board ("FASB") standard setting agenda includes a project to develop additional guidance regarding cost capitalization, which, upon adoption by the Company, may require a change in the Company's capitalization policy. A different capitalization policy could cause a fluctuation in the Company's earnings.

Review of properties for impairment - Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate, the current capitalization rates for properties in the rental markets and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Company does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Results of Operations

The tables below compare the results of the Company's operations for each year shown.

For the Year Ended Dec. 31, 2003		For the Year Ended Dec. 31, 2002		For the Year Ended Dec. 31, 2001
Income						
Rental income	$	19,556,883	$	16,845,579	$	788,663
Real estate operating expenses		(10,088,441)		(8,267,943)		(323,158)
Depreciation expense		(3,884,886)		(3,249,360)		(175,151)
Equity in earnings (losses) of Operating Partnerships		(35,083)		(10,877)		1,208,554
Income from rental operations		5,548,473		5,317,399		1,498,908
Other income						
Mortgage-backed securities income		758,187		1,322,483		4,917,665
Interest income on cash and cash equivalents		64,180		115,865		288,835
Dividend income		437,809		357,581		138,043
Equity in gain on sale of real estate in Operating Partnership		6,113,099		-		-
Other income		1,986		3,289		5,847
		7,375,261		1,799,218		5,350,390
Expense						
Interest expense		2,753,552		2,640,115		999,264
Amortization expense		156,868		227,577		18,762
Operating and administrative expenses		1,690,830		1,579,911		1,581,356
		4,601,250		4,447,603		2,599,382
Net income	$	8,322,484	$	2,669,014	$	4,249,916

		Increase (Decrease) From 2002		Increase (Decrease) From 2001
Income				
Rental income	$	2,711,304	$	16,056,916
Real estate operating expenses		1,820,498		7,944,785
Depreciation expense		635,526		3,074,209
Equity in earnings (losses) of Operating Partnerships		(24,206)		(1,219,431)
		231,074		3,818,491
Other income				
Mortgage-backed securities income		(564,296)		(3,595,182)
Interest income on cash and cash equivalents		(51,685)		(172,970)
Dividend income		80,228		219,538
Equity in gain on sale of real estate in Operating Partnership		6,113,099		-
Other income		(1,303)		(2,558)
		5,576,043		(3,551,172)
Expenses				
Interest expense		113,437		1,640,851
Amortization expense		(70,709)		208,815
Operating and administrative expenses		110,919		(1,445)
		153,647		1,848,221
Net income	$	5,653,470	$	(1,580,902)

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The results of operations for the years ended December 31, 2003 and 2002 are not fully comparable to each other due to: (i) the 2002 acquisitions of The Glades Apartments and Lakes of Northdale Apartments in March and September, respectively; (ii) the 2003 acquisition of the general partner interest in the operating partnership that holds Water's Edge Apartments on May 1, 2003 which resulted in a consolidated presentation versus an equity method investment presentation; and (iii) the August 2003 sale of Crane's Landing Apartments. As a result, there are significant changes in the Company's reported financial results, most notably in rental income, real estate operating expenses, depreciation expense and equity in gain on sale of real estate in Operating Partnership. These factors and others having an effect on the financial results are further described below.

Rental income increased $2,711,304 or 16.1% from 2002 to 2003. This increase is primarily attributable to: (i) consolidating operations for an entire year of the two property purchases made in 2002, The Glades Apartments and the Lakes of Northdale Apartments; and (ii) the acquisition of the general partner interest in the operating partnership that holds Water's Edge Apartments on May 1, 2003 and the consolidation of its results of operations into the Company's financial statements. Excluding the effects of these factors, rental income increased $291,788 in 2003 compared to 2002 due to a net increase in rental rates at the Company's larger properties, Waterman's Crossing, The Glades Apartments and Brentwood Oaks Apartments.

Real estate operating expenses, comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees, increased $1,820,498 or 22.0%, between 2002 and 2003 due primarily to: (i) the 2002 acquisitions of The Glades Apartments in March and Lakes of Northdale Apartments in September and (ii) the May 2003 acquisition of the general partner interest in the operating partnership that holds Water's Edge Apartments and the consolidation of its results of operations. Excluding the effects of these factors, real estate operating expenses increased $467,863 in 2003 compared to 2002. This was caused by an increase in fixed expenses such as property taxes and insurance of $171,922, an increase in utilities of $124,451, an increase in maintenance expense of $70,985 and an increase in on-site staff salaries of $70,684.

Depreciation expense increased $635,526 or 19.6% between 2002 and 2003 which is attributable to: (i) the 2002 acquisitions of The Glades Apartments in March and Lakes of Northdale Apartments in September, (ii) the May 2003 acquisition of the general partner interest in the operating partnership that holds Water's Edge Apartments and the related consolidation of its results of operations and (iii) the addition of $843,207 of capital improvements at the Company's properties.

Equity in earnings (losses) of Operating Partnerships decreased $24,206 from 2002 to 2003 as a result of the sale of Crane's Landing Apartments on August 30, 2003. During 2002, the Company recorded equity in earnings from the operating partnership that owned Crane's Landing Apartments for the entire year compared to only eight months for 2003.

Mortgage-backed securities income decreased $564,296 or 42.7% from 2002 to 2003 as a result of (i) the sale of Crane's Landing Apartments in August 2003 and the redemption of the GNMA Certificate that was secured by a mortgage loan on this property; and (ii) the acquisition of the general partner interest in the operating partnership of Water's Edge Apartments which resulted in the income from the GNMA Certificate on this property being eliminated in consolidation.

Interest income on cash and cash equivalents decreased $51,685 or 45% from 2002 to 2003 due to a decrease in the average balance of such investments and the decrease in rates earned thereon. The average rate earned on such investments was 1.69% in 2002 compared to 1.03% in 2003.

Dividend income from the Company's investment in corporate equity securities increased $80,228 or 22.4% from 2002 compared to 2003 due to additional acquisitions during the last quarter of 2002 and throughout 2003 that earned dividends in 2003.

Equity in gain on sale of real estate in Operating Partnership was $6,113,099 in 2003. On August 30, 2003, the Crane's Landing Operating Partnership, in which the Company held a 99% limited partner interest, sold the Crane's Landing Apartments, a 252-unit property located in Winter Park, Florida. The Company received total cash proceeds of approximately $16 million in connection with the transaction which included a realized gain on the sale, net of costs incurred to sell, of $6,113,099 and proceeds of $9,858,727 representing full repayment of its GNMA Certificate which was collateralized by Crane's Landing Apartments. The Company had no other sales of investments in real estate during 2002 or 2003.

Amortization expense decreased by $70,709 between 2002 and 2003 due primarily to the write off of $104,602 of net unamortized debt financing costs incurred in connection with the Waterman's Crossing debt refinancing during the fourth quarter of 2002. In addition, amortization of the new debt financing costs during 2003 for Waterman's Crossing was $10,000 less than its prior year amortization of debt financing costs. These reductions in amortization expense were offset by recording additional debt financing cost amortization of approximately $48,600 for the two multifamily apartment properties acquired in 2002.

The Company incurred interest expense of $2,753,552 in 2003 compared to $2,640,115 in 2002, an increase of 4.3%. This increase is primarily attributable to: (i) consolidating an entire year of the two property purchases made in 2002, The Glades Apartments and Lakes of Northdale Apartments; (ii) the acquisition of the general partner interest in the operating partnership that holds Water's Edge Apartments and the related consolidation of its results of operations into the Company's financial statements; and (iii) the financing of Highland Park Apartments in August 2003. This was offset by decreases in the average variable interest rate on the Company's variable rate mortgage debt from 2.40% in 2002 to 2.04% in 2003.

General and administrative expenses increased $110,919 or 7.0% from 2002 to 2003. This is attributable to increases of approximately $58,000 in salaries and related expenses, $24,000 in insurance and $41,000 in administration fees paid to the General Partner due to the inclusion of an entire year of administration fees on The Glades Apartments and Lakes of Northdale Apartments which were acquired in 2002.

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

Rental income increased $16,056,916 from 2001 to 2002. This increase is primarily attributable to the acquisitions and transactions described above. In 2001, the Company directly owned one real estate property for three months and one real estate property for less than one month. In 2002, the Company directly owned ten real estate properties for the entire year, and two real estate properties were acquired during the year.

The Company incurred real estate operating expenses, comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees, of $8,267,943 during 2002 compared to $323,158 in 2001. This increase is attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments in August and Huntsview Apartments in December; (ii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships which allowed the properties to consolidate their operations with the Company; and (iii) the 2002 acquisitions of The Glades Apartments in March and Lakes of Northdale Apartments in September. The Company directly owned only two properties as of December 31, 2001 compared to twelve as of December 31, 2002.

During 2002, the Company recorded depreciation expense of $3,249,360 compared to $175,151 in 2001. This increase is also attributable to: (i) the 2001 acquisitions of Brentwood Oaks Apartments in August and Huntsview Apartments in December; (ii) the January 1, 2002 acquisition of the general partner interests in eight of the Operating Partnerships; and (iii) the 2002 acquisitions of The Glades Apartments in March and Lakes of Northdale Apartments in September. The Company directly owned only two properties as of December 31, 2001 compared to twelve as of December 31, 2002.

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

General and administrative expenses decreased $1,445 from 2001 to 2002. This is attributable to decreases of approximately $83,000 in salaries and $57,000 in servicing fees. These decreases were partially offset by an increase in asset management fees of approximately $172,000 due to the 2001 and 2002 real estate acquisitions.

Funds From Operations

The Company generated funds from operations ("FFO") of $6,259,535 in 2003 compared to $6,168,778 in 2002.

FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts ("NAREIT"). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company's real estate (including the Company's portion of depreciation and amortization expense incurred by unconsolidated operating partnerships), gains or losses realized from the disposition of real estate assets, and certain extraordinary items are added back to the Company's net income. The Company believes that FFO is helpful in understanding the Company's operating performance because FFO excludes depreciation expense on real estate assets. While cost depreciation is recorded as an expense under GAAP and, therefore, reduces GAAP net income, the Company believes that historical cost depreciation of real estate assets does not generally correlate with actual changes in the fair value of its real estate since the value of these assets does not necessarily decrease predictably over time, as historical cost depreciation implies.

While the Company uses the NAREIT definition of FFO, the Company's FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company's capitalization policy is to treat most recurring capital improvements in individual apartments, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income as determined in accordance with GAAP and its FFO for the periods set forth.

Liquidity and Capital Resources

The Company's primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying property. The amount of cash received by the Company from the real estate is a function of the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company's primary uses of cash are: (i) the payment of operating expenses; (ii) the payment of debt service on the Company's bonds and mortgages payable; (iii) the payment of distributions to Unit holders; and (iv) the acquisition of additional real estate investments.

As of December 31, 2003, the Company's bonds and mortgages payable have an aggregate principal balance outstanding of approximately $61.2 million. These debt obligations consist of three bonds payable having an aggregate principal balance of approximately $29.7 million. These bonds require monthly interest payments and bear interest at a short-term variable rate. The variable interest rate paid on the bonds payable averaged approximately 2.04% for the year ended December 31, 2003. These debt obligations also include four mortgages payable having an aggregate principal balance of approximately $31.5 million. These mortgages require monthly payments of principal and interest and have a weighted average fixed interest rate of 5.67% as of December 31, 2003. Each debt obligation is secured by a first mortgage or deed of trust on one of the Company's multifamily apartment properties. Principal and interest payments are made solely from the net cash flow or net sales proceeds of the respective property.

During 2003, the Company declared annual distributions to Unit holders of $0.70 per Unit and expects to continue to do so in 2004. Distributions to Unit holders are determined by and may increase or decrease at the determination of the General Partner. The General Partner determines the amount of distributions based upon the historical and projected financial results of the Company. Future distributions to Unit holders will substantially depend upon the amount of net cash generated by the Company's multifamily apartment properties, its investments in corporate equity securities, and its undistributed cash.

The Company's strategy includes the acquisition of additional multifamily apartment properties as well as debt and equity securities of entities engaged in similar activities. The acquisition of multifamily apartment properties and other investments will be funded from: (i) borrowing against or net proceeds from the sale of the existing properties; (ii) borrowing against or sale of the mortgage-backed securities; (iii) borrowing against the additional properties acquired by the Company; and (iv) available cash. The Company may also use additional sources of financing, both debt and equity, to further its business objectives and investment strategies.

The Company believes that cash provided by its real estate investments and investment income from its mortgage-backed securities and other investments, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements.

The Company's net cash generated by operating activities increased to $6,799,176 for the year ended December 31, 2003 compared to $5,084,228 for the year ended December 31, 2002, principally due the acquisition of two properties in 2002, the acquisition of the general partner interest in the operating partnership that holds Water's Edge Apartments in May 2003 and its related consolidation. Net cash provided by investing activities increased to $15,698,876 for the year ended December 31, 2003 compared to cash used in investing activities of $10,569,743 for the year ended December 31, 2002 due to the acquisition of the Glades Apartments and the Lakes of Northdale Apartments during 2002, the sale of Crane's Landing Apartments in August of 2003 and the related redemption of the GNMA Certificate collateralized by that property. The Company's net cash used in financing activities increased to $8,754,261 for the year ended December 31, 2003 compared to cash provided by financing activities of $6,700,827 for the year ended December 31, 2002, due to: (i) the repayment of principal of $9,500,000 on borrowings under repurchase agreements compared to net proceeds of $1,150,000 in 2002; (ii) repayment of $1,085,698 of principal on notes payable compared to no repayments in 2002; (iii) reduced proceeds from issuance of bonds and mortgages payable in the amount of $4,575,000; and (iv) an increase in the distribution rate from $0.65 to $0.70.

Off Balance Sheet Arrangements

As of December 31, 2002, the Company held 99% limited partnership interests in two limited partnerships that owned multifamily apartment properties ("Operating Partnerships"). The general partner interests in these Operating Partnerships were owned by unaffiliated companies. During 2003, one of these Operating Partnerships sold its property and dissolved and the Company acquired the general partner's interest in the other Operating Partnership. Accordingly, as of December 31, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 12 to the Company's Consolidated Financial Statements.

Contractual Obligations

The Company had the following contractual obligations as of December 31, 2003:

The Company repaid its $5,000,000 repurchase agreement when it matured on March 12, 2004, and may repay or may renew its $6,975,000 repurchase agreement when it matures on June 26, 2004.

Inflation

Substantially all of the resident leases at the Company's multifamily apartment properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation; however, market conditions may prevent the Company from increasing rental rates in amounts sufficient to offset higher operating expenses.

New Accounting Pronouncements

In April 2003, the FASB issued Financial Accounting Standard ("FAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS No. 149 amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and is related to certain derivatives embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain pre-existing contracts. FAS No. 149 is to be applied prospectively. FAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB 51, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. A modification to FIN 46 was released in December 2003 (FIN 46R). The Company will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company has determined it does not have any interests in unconsolidated VIEs; therefore, the adoption of FIN 46R is not expected to have a significant impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk on Bonds and Mortgage Notes Payable

The Company's primary market risk exposure is interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control.

The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates and enters into derivative financial instruments, such as interest rate caps, in order to manage and mitigate its interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.

The Company's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Company's real estate portfolio and its variable rate Notes payable. As of December 31, 2003, approximately 49% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 51% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to Unit holders will decrease. Had the average index rates increased or decreased by 100 basis points during the year ended December 31, 2003, interest expense on the Company's variable-rate debt financing would have increased or decreased by approximately $320,000, respectively.

The following tables present information about the Company's financial instruments that are sensitive to changes in interest rate risk, including principal amounts and weighted average interest rates by year of maturity for the Company's borrowings:

In addition, the Company has $11,975,000 of borrowings under repurchase agreements. The Company repaid its $5,000,000 repurchase agreement obligation when it matured on March 12, 2004, and may repay or may renew its $6,975,000 repurchase agreement obligation which matures on June 26, 2004.

As the above tables incorporate only those exposures or positions that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Cash Concentrations of Credit Risk

The Company's cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supporting schedules of the Company are set forth in Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2003 and 2002.

Item 9A. Controls and Procedures

(a) The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of a date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART III

Item 10. Directors and Executive Officers of the Company.

The Company has no directors or officers of its own. Management of the Company is conducted by the General Partner which is controlled by America First. America First also controls America First Capital Associates Limited Partnership Two, which is the general partner of America First Tax Exempt Investors, L.P., a publicly traded limited partnership.

The following individuals are the officers and managers of America First, and each serves for a term of one year.

Michael B. Yanney, 70, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Netrake Corporation, Magnum Resources, Inc., RCN Corporation and Inlight Solutions, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 37, is President and Chief Executive Officer of America First. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Mark A. Hiatt, 44, is Chief Financial Officer and Chief Operating Officer of America First and Chief Financial Officer of America First Apartment Investors, Inc. From 1992 to 2001, he was the Chief Operating Officer for America First Properties Management Company, L.L.C., an America First subsidiary engaged in the management of multifamily and commercial real estate. Mr. Hiatt was an Asset Manager for America First from 1989 to 1992 and a fund accountant from 1987 to 1989. From 1984 to 1987 he was Director of Finance for J.L. Brandeis & Sons, an Omaha-based department store chain. From 1982 to 1984 he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt is a Certified Public Accountant.

Mariann Byerwalter, 43, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group, Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children's Hospital.

Dr. William S. Carter, 77, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Patrick J. Jung, CPA, 56, currently is an Executive Vice President with Meridian, Inc. Prior to joining Meridian, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the board of directors of Werner Enterprises, Inc.

George H. Krauss, 62, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc.

Dr. Martin A. Massengale, 70, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company.

Dr. Gail Walling Yanney, 67, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 73, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Crop Solutions, Inc., Oppenheimer Funds, Inc., Danielson Holding Corp. and Weyerhauser Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of America First and persons who beneficially own more than 10% of the Company's Units to file reports of their ownership of Units with the Securities and Exchange Commission (the "SEC"). Such managers, executive officers and Unit holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2003 with all Section 16(a) filing requirements applicable to such managers, executive officers and beneficial owners of Units.

Code of Ethical Conduct and Code of Conduct

America First has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such this Code of Ethical Conduct covers all executive officers of America First, who perform such duties for the Company. America First has also adopted the Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Code of Conduct are available on the America First Companies website at www.am1st.com.

Item 11. Executive Compensation.

The Company does not have officers and directors. Certain services are provided to the Company by managers and officers of America First. However, none of the officers of the General Partner or the managers or officers of America First receives compensation from the Company and the General Partner does not receive reimbursement from the Company for any portion of their salaries. Remuneration paid by the Company to the General Partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 2003 is described in Note 12 to the Company's Consolidated Financial Statements filed in response to Item 8 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

(a) No person is known by the Company to own beneficially more than 5% of the Units.

(b) Dr. Martin Massengale directly owns 374 Units, representing less than 1% of the Units outstanding. Dr. William Carter directly owns 6,000 Units, representing less than 1% of the Units outstanding. Mark Hiatt owns 7,616 Units, representing less than 1% of the Units outstanding. America First Apartment Investors, Inc., an affiliate of the Company, owns 238,428 shares representing 3.5% of the Units outstanding. No other managers or officers of the General Partner or managers or officers of America First own any Units.

(c) There are no arrangements known to the Company, the operation of which may at any subsequent date result in a change in control of the Company.

(d) The Company does not maintain any equity contribution plans as defined in Item 201(d) in Rule S-K.

Item 13. Certain Relationships and Related Transactions.

The members of the general partner are America First and Mr. Yanney. Except as described in Note 12 to the Company's Consolidated Financial Statements filed in response to Item 8 of this report, the Company did not engage in any transaction with its general partner, America First or with any person who is: (i) a member, manager, or executive officer of the general partner or America First; (ii) a nominee for election as a manager of the general partner or America First; (iii) an owner of more than 5% of the Units; or (iv) a member of the immediate family of any of the foregoing persons.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of America First has engaged KPMG LLP as the independent auditor for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by KPMG LLP potentially affects their independence with respect to the Company. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed by KPMG LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2003 and 2002:

December 31, 2003 December 31, 2002

Audit Fees $44,000 (1) $56,500 (1)

Audit-Related Fees $ - $ -

Tax Fees $ 10,913 (2) $ 9,750 (2)

All Other Fees $ - $ -
(1)

Includes fees for professional services rendered for the audit of the Company's annual financial statements and review of the Company's annual report on Form 10-K for the fiscal years 2003 and 2002 and for reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 and 2002.

(2)	Includes fees for professional services rendered in fiscal years 2003 and 2002 in connection with tax compliance (including U.S. Federal and international returns) and tax consulting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements of the Company. The following financial statements are included in response to Item 8 of this report:

Independent Auditors' Report.

Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2003 and 2002.

Consolidated Statements of Income and Comprehensive Income of the Company and Subsidiaries for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Partners' Capital (Deficit) of the Company and Subsidiaries for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows of the Company and Subsidiaries for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements of the Company and Subsidiaries.

    Financial Statement Schedules. The information required to be set forth in the financial statement schedule is included in Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 filed in response to Item 8 of this report.

    Exhibits. The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2(a) Agreement and Plan of Merger, dated November 25, 2003, between America First Apartment Investors, Inc. and the Company and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to America First Apartment Investors, Inc.'s Registration Statement on Form S-4 (No. 333-111036) filed by America First Apartment Investors, Inc. on February 25, 2004).

2(b) Agreement and Plan of Merger among the Company and Cap Source I and Cap Source II (incorporated herein by reference to Appendix A to the Prospectus included in Registration Statement on Form S-4 (No. 333-52117) filed by the Company on November 8, 1999).

3(d) Financial Statements of Crane's Landing Partners, Ltd.

4(a) Certificate of Limited Partnership of the Company (incorporated herein by reference to Exhibit 3.01 to Registration Statement on Form S-4 (No. 333-52117) filed by Company on July 21, 1999).

4(b) Amended and Restated Agreement of Limited Partnership of the Company (incorporated herein by reference to Exhibit 3.02 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on July 21, 1999).

4(c) Form of Indenture between the Company and U.S. Bank Trust National Association, as trustee, (incorporated herein by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

4(d) Form of Unit Certificate of the Company (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on September 28, 1999).

4(e) Form of Variable Rate Junior Notes are included in Exhibit 4.02 (incorporated herein by reference to Exhibit 4.04 to the Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

21. Subsidiaries of the Company.

23. Consent of Kane & Associates.

24. Power of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99. Report of Audit Committee.

(b) Reports on Form 8-K. A report on Form 8-K was filed by the Company on November 26, 2003 under Item 5, announcing that the Company has entered into an Agreement and Plan of Merger with America First Apartment Investors, Inc.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Real Estate Investment Partners, L.P.:

We have audited the accompanying consolidated balance sheets of America First Real Estate Investment Partners, L.P. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Real Estate Investment Partners, L.P. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule III when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Omaha, Nebraska
March 16, 2004 /s/ KPMG LLP

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended Dec. 31, 2003	For the Year Ended Dec. 31, 2002	For the Year Ended Dec. 31, 2001
Cash flows from operating activities			
Net income	$ 8,322,484	$ 2,669,014	$ 4,249,916
Adjustments to reconcile net income to net cash provided by operating activities			
Equity in (earnings) losses of Operating Partnerships	35,083	10,877	(1,208,554)
Depreciation expense	3,884,886	3,249,360	175,151
Amortization expense	156,868	227,577	35,971
Equity in gain on the sale of real estate in Operating Partnership	(6,113,099)	-	-
Amortization of premium (discount) on mortgage-backed securities	1,360	(1,279)	20,547
Gain on the sale of corporate equity securities	(1,986)	-	(5,847)
(Deposit to) withdrawal from restricted cash and cash equivalents	832,384	(1,053,847)	(230,886)
(Increase) decrease in dividends and interest receivable	106,844	(8,475)	145,488
(Increase) decrease in other assets	(388,203)	125,143	(264,679)
(Decrease) increase in accounts payable and accrued expenses	35,916	(127,610)	(875,443)
(Decrease) increase in interest payable	(73,361)	(6,532)	308,334
Net cash provided by operating activities	6,799,176	5,084,228	2,349,998
Cash flows from investing activities			
FHA Loan and GNMA principal payments received	10,055,307	237,084	19,161,862
Proceeds from sale of corporate equity securities	1,570,958	-	150,711
Proceeds from the sale of real estate in Operating Partnership	7,026,910	-	-
Acquisition of General Partner of Operating Partnership	(52,495)	-	-
Distributions received from Operating Partnerships	121,813	180,473	815,655
Cash acquired (paid) in Operating Partnerships general partners acquisition	(101,000)	1,120,224	-
Acquisitions of investment in real estate, net of assumed bonds payable	-	(9,092,583)	(6,701,758)
Real estate capital improvements	(843,207)	(668,542)	-
Purchase of corporate equity securities	(2,079,410)	(2,346,399)	(2,475,430)
Investments in Operating Partnerships	-	-	(18,813,673)
Merger costs paid	-	-	(10,000)
Net cash provided by (used in) investing activities	15,698,876	(10,569,743)	(7,872,633)
Cash flows from financing activities			
Proceeds from issuance of repurchase agreements	-	34,475,000	20,325,000
Principal payments on repurchase agreements	(9,500,000)	(33,325,000)	-
Distributions paid	(4,720,177)	(4,377,061)	(13,386,751)
Principal payments on bonds and mortgage notes payable	(328,782)	(242,647)	-
Proceeds from issuance of bonds and mortgage notes payable	7,000,000	11,575,000	-
Debt financing costs paid	(119,604)	(1,404,465)	(402,823)
Purchase of Units	-	-	(3,522,668)
Cash paid in lieu of fractional Units or Notes	-	-	(117,486)
Principal payments on Notes payable	(1,085,698)	-	(509,024)
Purchase of Notes payable	-	-	(20,968)
Net cash provided by (used in) financing activities	(8,754,261)	6,700,827	2,365,280
Net increase (decrease) in cash and cash equivalents	13,743,791	1,215,312	(3,157,355)
Cash and cash equivalents at beginning of year	6,601,518	5,386,206	8,543,561
Cash and cash equivalents at end of year	$ 20,345,309	$ 6,601,518	$ 5,386,206
Supplemental disclosure of cash flow information:			
Cash paid during the year for interest	$ 2,826,913	$ 2,646,647	$ 690,930

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)

1. Organization

America First Real Estate Investment Partners, L.P. (the "Company") was formed on June 18, 1999 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily apartment properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The General Partner of the Company is America First Capital Source I L.L.C. The Company commenced operations on December 31, 2000 as the successor to the merger with Capital Source L.P. (the "Predecessor") and Capital Source II L.P. The Company will terminate December 31, 2039 unless sooner dissolved pursuant to the provisions of its Limited Partnership Agreement.

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

B) Cash Equivalents

Cash equivalents include highly liquid securities and short-term debt securities with an original maturity of three months or less when purchased. Restricted cash and cash equivalents consist of resident security deposits, required maintenance reserves and escrowed funds.

C) Investment in Mortgage-Backed Securities and Corporate Equity Securities

The Company accounts for its investments in securities in accordance with Financial Accounting Standard ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified its investments in securities as available-for-sale.

Securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. Fair value is determined by reference to published prices from public sources.

Security transactions are recorded on the trade date and realized gains or losses on security sales are based upon the specific identification method.

Interest income is recorded as earned and dividend income is recorded on the ex-dividend date.

D) Investment in Operating Partnerships

The investment in Operating Partnerships consisted of interests in limited partnerships which owned multifamily apartment properties. The investments in Operating Partnerships were accounted for using the equity method as the Company had significant influence, but not control over the Operating Partnerships. As such, the Company recorded its proportionate share of the Operating Partnerships' income or losses. The investments in the Operating Partnerships were recorded at the cost to acquire such interests. The Company suspended recognizing losses in the Operating Partnerships when its entire investment became consumed by such losses. Losses were then recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Company.

Cash distributions received from Operating Partnerships whose entire investment had been reduced to zero through the recognition of proportionate losses were recognized as income when received by the Company.

Cash distributions received from Operating Partnerships whose entire investment had not been reduced to zero through the recognition of proportionate losses were recorded as a reduction of the Company's investment in the respective Operating Partnership. Such Operating Partnerships included the former Capital Source II assets which were recorded at their estimated fair value on the date of the Merger and Operating Partnerships in which the Company had made additional equity investments.

The Company was not the general partner of the Operating Partnerships and had determined it did not have a legal obligation to provide additional cash support, nor had it indicated any commitment to provide this support; accordingly, the investment in the Operating Partnerships was not reduced below zero.

The Operating Partnerships were not insured or guaranteed. The fair value of these investments was a function of the value of the real estate underlying the Operating Partnerships.

E) Investment in Real Estate

The Company's investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful lives of the related assets, generally 27-1/2 or 40 years on multifamily residential apartment buildings and five to fifteen years on capital improvements, and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and/or recorded in any of the years ended December 31, 2003, 2002 and 2001.

F) Debt Financing Costs

Debt financing costs are capitalized and amortized over the stated life of the term of the related debt. Debt financing costs of $2,893,417 and $2,672,599 are included in "other assets" on the Company's consolidated balance sheet as of December 31, 2003 and 2002, respectively. These costs are net of accumulated amortization of $1,366,228 and $1,209,360 as of December 31, 2003 and 2002, respectively.

G) Revenue Recognition on Investment in Real Estate

The Company leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term.

H) Income Taxes

No provision has been made for income taxes since the Unit holders are required to report their share of the Company's income for Federal and state income tax purposes. The book basis of the Company's assets and liabilities exceeded the tax basis by $19,297,229 and $17,408,940 as of December 31, 2003 and 2002, respectively.

I) Net Income per Unit

Net income per Unit is based on the weighted average number of Units outstanding during each year presented. The Company has no dilutive Units and, therefore, basic net income per Unit is the same as diluted net income per Unit.

J) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Income, Expenses and Cash Distributions of the Company

The Limited Partnership Agreement of the Company contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among the General Partner and Unit holders. Income and losses will be allocated to each Unit holder on a periodic basis based on the number of Units held by each Unit holder as of the last day of the period for which such allocation is to be made. Net Operating Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the Unit holders and 1% to the General Partner. If either the General Partner or the Unit holders have a deficit capital balance as of the last day of any fiscal year, then all items of Income shall first be allocated prorata to the General Partner or the Unit holders in the manner necessary to eliminate such deficit capital balances. Distributions of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds will be made to each Unit holder of record on the last day of each distribution period based on the number of Units held by each Unit holder as of such date.

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

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Company represent Government National Mortgage Association ("GNMA") Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily properties and pools of single-family properties and are issued by a private mortgage lender. The GNMA Certificates are guaranteed as to principal and interest by GNMA and are backed by the full faith and credit of the United States government.

As of December 31, 2003, the total amortized cost, gross unrealized holding gains, and aggregate fair value of mortgage-backed securities were $128,139, $10,851 and $138,990, respectively.

As of December 31, 2002, the total amortized cost, gross unrealized holding gains, and aggregate fair value of mortgage-backed securities were $15,040,711, $21,994 and $15,062,705, respectively.

Descriptions of the Company's mortgage-backed securities owned as of December 31, 2003 are as follows:

A reconciliation of the carrying value of the Company's mortgage-backed securities is as follows:

5. Investment in Corporate Equity Securities

The Company's investment in corporate equity securities consists of investments in equity securities of entities primarily engaged in the multifamily residential property business. As of December 31, 2003, the total cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of the Company's investment in corporate equity securities was $5,182,346, $571,521, ($118,686), and $5,635,181, respectively. As of December 31, 2002, the total cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of the Company's investment in corporate equity securities was $4,676,965, $161,937, ($305,086), and $4,533,816, respectively.

As of December 31, 2003 and 2002, investments in corporate equity securities with unrealized holding losses were as follows:

The Company monitors its investments in equity securities, which consists of investments in real estate entities, for other than temporary declines in fair value. As of December 31, 2003, the Company determined none of its unrealized losses to be other than temporary.

Sales of investments in corporate equity securities were as follows for the years ended December 31:

6. Investment in Operating Partnerships

The Company's investment in Operating Partnerships initially consisted of limited partner interests in ten limited partnerships which owned multifamily properties. The Company also initially held GNMA Certificates backed by first mortgage loans on these properties. These limited partner interests represented between 98.99% and 99.99% of the profits and losses of the Operating Partnerships. Because the general partner interests in these Operating Partnerships were held by unaffiliated third parties, the Company did not control the Operating Partnerships and, accordingly, accounted for its interests in the Operating Partnerships on the equity method.

On January 1, 2002, the Company acquired the general partner interests in eight of these Operating Partnerships, and on May 1, 2003, the Company acquired the general partner interest in another of the Operating Partnerships. Due to the acquisition of the controlling general partner interests in these Operating Partnerships, the results of operations of these Operating Partnerships have been consolidated with those of the Company as of the respective dates of acquiring the general partner interests. The Company's GNMA Certificates backed by the mortgage loans on the properties owned by the consolidated Operating Partnerships are also eliminated in consolidation after that time. The acquisition of the general partner interest in these nine Operating Partnerships was accounted for as a step acquisition in accordance with purchase accounting. As such, each general partner interest was recorded by the Company at its estimated fair market value. The estimated fair value was calculated by discounting the estimated future cash flows of each real estate property using current capitalization and market discount rates, and multiplying the general partner ownership percentage (ranging from .01% to 1%) by the estimated fair value of the net assets in each of the Operating Partnerships. The nine general partner interests acquired in 2002 were estimated to have an aggregate fair market value of approximately $316,000 and the general partner interest acquired in 2003 was estimated to have a fair market value of approximately $25,000. The value of the general partner interests was allocated as an adjustment to the Company's investment in real estate and is being depreciated on a straight line basis over 27.5 years.

On August 30, 2003, the Company's only remaining Operating Partnership, Crane's Landing Operating Partnership, sold its multifamily apartment property in Winter Park, Florida and liquidated. The Company received total cash distributions of approximately $16 million in connection with the sale and liquidation, including $9,858,727 representing full repayment of its GNMA Certificate secured by this property. The Company realized a gain on the sale, net of costs incurred to sell, of $6,113,099. As a result of this transaction, the Company no longer accounted for any of its interests in multifamily apartment properties on the equity method.

A reconciliation of the balance of the Company's investment in Operating Partnerships is as follows:

Summarized condensed financial information of the Operating Partnerships is presented below.

The following table presents the unaudited consolidated pro forma results of operations of the Company for the year ended December 31, 2001 as if the Company had acquired the eight Operating Partnerships general partner interests on January 1, 2001:

7. Investment in Real Estate

As of December 31, 2003, the Company owned 13 multifamily apartment properties. As described in Note 6, the Company previously accounted for its ownership in nine of these properties on the equity method since it only held limited partner interests in the Operating Partnerships that held these nine properties. However, the Company now owns the entire interest in these properties and accounts for them as investments in real estate.

The Company's investment in real estate as of December 31, 2003 is comprised of the following:

(1) Property is encumbered as described in Note 9.

A reconciliation of the Companyis investment in real estate is as follows:

On January 22, 2004, the Company acquired Elliot's Crossing Apartments, a 247-unit apartment complex located in Tempe, Arizona. This acquisition was financed by $4,710,625 in cash and the assumption of $8,300,000 in revenue bonds payable.

8. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes Callable on or after December 31, 2000, due January 15, 2008, (the "Notes") issued to BAC holders of Cap Source I and Cap Source II who elected to receive such notes in exchange for their BACs of the respective Partnership in connection with the January 1, 2001 merger of the Partnership. When issued, the Notes had an aggregate principal balance of $4,029,000 consisting of $3,155,000 of Notes issued to former BAC holders of Cap Source I and $874,000 of Notes issued to former BAC holders of Cap Source II.

The Notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. As of December 31, 2003, such rate was 2.0%. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. Such rate averaged 1.86% and 2.77% for the years ended December 31, 2003 and 2002, respectively. The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2001. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption.

The Company is required to use 80% of the net proceeds, as defined in the indenture of trust related to such Notes, from sales or refinancings of assets of the Company that were owned by Cap Source I or Cap Source II prior to the transaction ("Designated Assets") to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture. On November 4, 2003, the remaining unpaid principal of the Cap Source II Notes of $666,775 was paid using net proceeds from the gain on the sale of the Crane's Landing Apartments. As of December 31, 2002, $421,433, representing 80% of the net proceeds of the refinancing of the Waterman's Crossing mortgage payable, was classified as restricted cash on the accompanying consolidated balance sheet and was used to redeem a portion of the Notes on January 15, 2003.

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

9. Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties with long-term mortgage debt consisting of three tax-exempt bond financings and four taxable mortgage notes.

Bonds and mortgage notes payables as of December 31, 2003 and 2002 consisted of the following:

In August 2003, the Company financed its Highland Park Apartments with a mortgage note payable having a principal balance of $7,000,000.

Each debt obligation is secured by a first mortgage or deed of trust on the property.

The mortgage notes payable secured by Misty Springs Apartments, Monticello Apartments, Water's Edge Apartments and The Ponds at Georgetown Apartments are eliminated in the consolidation of the Company's financial statements as the Company owns the GNMA Certificates for each respective mortgage note payable.

10. Borrowings Under Repurchase Agreements

Borrowings under repurchase agreements as of December 31, 2003 consisted of the following:

The Company repaid its borrowing under repurchase agreement that matured on March 12, 2004 and may repay or may renew its repurchase agreement that matures on June 26, 2004.

11. Aggregate Borrowings

As of December 31, 2003, the Company's aggregate borrowings are $75,575,123 with maturities over the next five years and thereafter as follows:

12. Transactions with Related Parties

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50%, per annum, of the sum of: (i) the fair market value on the Merger date of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the balance payable only during years that Funds From Operations ("FFO"), calculated before administrative fees, exceeds 7% of the Unit holders' average capital for that year. FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and operating partnerships. Such fees were $641,476, $600,162 and $428,605 for the years ended December 31, 2003, 2002 and 2001, respectively and were included in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of real estate assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such real estate assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized. No such fees were paid in 2003. Such fees were $338,733 and $309,196 in 2002 and 2001, respectively.

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company. The amount of such expenses and costs reimbursed to the General Partner or an affiliate are shown below. Such reimbursed expenses included in this Note are presented on a cash basis and do not reflect accruals made at year end which are reflected in the accompanying consolidated financial statements.

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the General Partner for administrative fees and reimbursed costs and expenses of $243,014 and $189,330 as of December 31, 2003 and 2002, respectively.

An affiliate of the Company's General Partner was retained to provide property management services for the properties directly owned by the Company. The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees paid to an affiliate of the General Partner totaled $782,151, $679,170 and $357,642 for the years ended December 31, 2003, 2002 and 2001, respectively and are included in Real estate operating expenses in the Consolidated Statements of Income and Comprehensive Income. As of December 31, 2003 and 2002, $65,490 and $63,387, respectively was included in Accounts payable and accrued expenses in the Consolidated Balance Sheets.

The general partners of the Predecessor, certain of their affiliates and the Operating Partnerships' general partners received or may have received fees, compensation, income, distributions and payments from the Predecessor in connection with the offering and the investment, management and sale of the Predecessor's assets.

The Company has investments in corporate equity securities of affiliates of the Company's General Partner in the amount of $304,710 and $0 as of December 31, 2003 and 2002, respectively.

13. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents, interest receivable, investment in mortgage-backed securities, investment in corporate equity securities, other assets, accounts payable and accrued expenses, interest payable and distribution payable: Due to their accounting policy and/or short-term nature, fair value approximates the carrying value of such assets and liabilities.

The carrying amount of the Notes Payable and borrowings under repurchase agreement approximate fair value as management believes that the interest rates on the debt are consistent with those that would be currently available to the Company in the market place.

Bonds and mortgages payable: Fair value is based upon the estimated future cash flows using the quoted rate of similar obligations. Refer to the table below for carrying amounts and estimated fair values of such financial instruments.

14. Summary of Unaudited Quarterly Results of Operations

15. Segment Reporting

The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment; that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The accounting policies of the segments are the same as those described in Note 2.

The revenues, net income, net operating income and total assets for the Company's reportable segment as of or for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

16. Proposed Merger

The Company has entered into a merger agreement with America First Apartment Investors, Inc. ("APRO") under which the Company will merge with and into APRO. APRO will be the surviving corporation of the merger and will acquire all the assets and assume all the liabilities of the Company, including its 14 multifamily apartment properties. Persons holding Units representing assigned limited partnership interests in the Company on the effective date of the merger will become stockholders of APRO. Each Unit will be converted into the right to receive (i) 0.7910 shares of APRO's common stock, which approximates the ratio of the average closing sale prices of the Units and APRO's common stock over the 30 trading days prior to the execution of the merger agreement plus (ii) a cash payment of $0.39 which is intended to provide cash to Unit holders to pay state and Federal income taxes arising from the merger. Approximately 5,376,470 shares of APRO's common stock will be issued to Unit holders in the merger subject to adjustment for fractional shares. In addition, the General Partner will be issued 54,308 shares of APRO's common stock plus a cash payment of $26,776 in exchange for its general partner interest in the Company. The proposed merger is subject to a number of conditions, including the approval by the holders of a majority of the outstanding Units of the Company and of the outstanding shares of APRO's common stock.

Schedule III
America First Real Estate Investment Partners, L.P.
Real Estate and Accumulated Depreciation
as of December 31, 2003

(a) Reconciliation of Real Estate:

(b) As of December 31, 2003, the aggregate cost of the Company's investment in real estate for Federal income tax purposes amounted to $115,128,760.

(c) Reconciliation of Accumulated Depreciation:

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

Date: March 16, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2004 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

Date: March 16, 2004 By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
President, Chief Executive Officer and

Manager of America First

Date: March 16, 2004 By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer of America First

Date: March 16, 2004 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date: March 16, 2004 By /s/ William S. Carter*
William S. Carter,
Manager of America First

Date: March 16, 2004 By /s/ Patrick J. Jung*
Patrick J. Jung,
Manager of America First

Date: March 16, 2004 By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date: March 16, 2004 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date: March 16, 2004 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date: March 16, 2004 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

*By Mark A. Hiatt, Attorney in Fact
/s/ Mark A. Hiatt

Mark A. Hiatt

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

Oyster Cove Limited Partnership

Ponds at Georgetown Limited Partnership

The Glades Apartments Operating Company

The Glades Apartments Limited Partnership

Water's Edge Limited Partnership

EXHIBIT 23

Independent Auditors' Consent

To the Board of Directors

America First Apartment Investors, Inc.:

We hereby consent to the inclusion of our report dated January 12, 2004 on our audit of the statement of net assets in liquidation of Crane's Landing Partners, Ltd. (a limited partnership) as of December 31, 2003, and the related statement of changes in net assets in liquidation for the period from August 28, 2003 to December 31, 2003 and the statements of income and cash flows for the period from January 1, 2003 to August 27, 2003, and the statement of changes in partners' equity for the period from January 1, 2003 to August 27, 2003 (date of liquidation) and from August 28, 2003 to December 31, 2003 in this Annual Report on Form 10-K.

/s/ Kane & Associates

Winter Park, Florida

March 16, 2004

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 26th day of January 2004.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 3rd day of February 2004.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 6th day of February 2004.

/s/ William S. Carter
William S. Carter

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 30th day of January 2004.

/s/ Patrick J. Jung
Patrick J. Jung

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 10th day of February 2004.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 23rd day of January 2004.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 5th day of February 2004.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 31st day of January 2004.

/s/ Clayton K. Yeutter
Clayton K. Yeutter

EXHIBIT 31.1

Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, certify that:

1. I have reviewed this Annual Report on Form 10-K of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: March 16, 2004

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as controlling member of the General Partner of America First Real Estate Investment Partners, L.P.

EXHIBIT 31.2

Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, certify that:

1. I have reviewed this Annual Report on Form 10-K of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: March 16, 2004

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as controlling member of the General Partner of America First Real Estate Investment Partners, L.P.

EXHIBIT 32.1

Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, Chief Executive Officer of the controlling member of the General Partner of America First Real Estate Investment Partners, L.P. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 16, 2004

/s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to America First Real Estate Investment Partners, L.P. and will be retained by America First Real Estate Investment Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of the controlling member of the General Partner of America First Real Estate Investment Partners, L.P. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 16, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to America First Real Estate Investment Partners, L.P. and will be retained by America First Real Estate Investment Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99

REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies L.L.C. ("America First"), which is the controlling member of the general partner of America First Real Estate Investment Partners, L.P. (the "Company"), is currently comprised of Dr. Martin A. Massengale, Clayton K. Yeutter and Patrick J. Jung, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2003 with management of the Company and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Company's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Company for the year ended December 31, 2003 be included in the Company's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Clayton K. Yeutter
Patrick J. Jung