Form 10-Q
period 2004-03-31
AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS L P
filed 2004-05-17
CIK 1060383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Printable Version)

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

YES [ X ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES [ ] NO [ X ]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Income and Comprehensive Income for the three months ended

March 31, 2004 and 2003 (Unaudited)

Consolidated Statement of Partners' Capital for the three months ended March 31, 2004

(Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and

2003 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Cash flows from operating activities		
Net income	$ 72,303	$ 776,540
Adjustments to reconcile net income to net cash provided by operating activities		
Equity in earnings of Operating Partnerships	-	(1,733)
Depreciation expense	1,070,995	934,824
Amortization expense	90,492	36,905
Amortization of premium (discount) on mortgage-backed securities	993	(259)
(Gain) loss on sale of corporate equity securities	(918)	500
Loss on interest rate swap agreements	292,045	-
Withdrawal from (deposit to) restricted cash and cash equivalents	(304,900)	131,668
(Increase) decrease in interest receivable	(28,187)	4,281
Decrease in other assets	311,578	95,275
Decrease in accounts payable and accrued expenses	(40,500)	(45,503)
Decrease in interest payable	(12,028)	(126,289)
Net cash provided by operating activities	1,451,873	1,806,209
Cash flows from investing activities		
Principal payments received on mortgage-backed securities	32,356	55,372
Purchase of corporate equity securities	(702,387)	(240,300)
Proceeds from sale of corporate equity securities	281,380	250,000
Acquisition of Elliot's Crossing Apartments	(4,932,758)	-
Increase in other assets	(250,000)	-
Distributions received from Operating Partnerships	-	121,814
Real estate capital improvements	(101,185)	(173,337)
Net cash provided by (used in) investing activities	(5,672,594)	13,549
Cash flows from financing activities		
Distributions paid	(1,201,500)	(1,115,678)
Principal payments on Notes payable	-	(418,923)
Principal payments on bonds and mortgage notes payable	(105,748)	(79,088)
Debt financing costs paid	(58,774)	-
Principal payments on repurchase agreements	(5,000,000)	(2,000,000)
Deposit to restricted cash	(734,000)	-
Net cash used in financing activities	(7,100,022)	(3,613,689)
Net decrease in cash and cash equivalents	(11,320,743)	(1,793,931)
Cash and cash equivalents at beginning of period	20,345,309	6,601,518
Cash and cash equivalents at end of period	$ 9,024,566	$ 4,807,587
Supplemental disclosure of cash flow information:		
Cash paid during the period for interest	$ 783,117	$ 815,866

Supplemental disclosure of non-cash investing and financing activities:

On January 22, 2004, the Company assumed bonds payable of $8,134,000, net of discount, in connection with the acquisition of Elliot's Crossing Apartments.

The accompanying notes are an integral part of the consolidated financial statements.

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003. Certain amounts from the prior period have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2004, and the results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

2. Acquisition of Investment in Real Estate

On January 22, 2004, the Company acquired Elliot's Crossing Apartments, a 247-unit apartment complex located in Tempe, Arizona. This acquisition was financed by $4,932,758 in cash and the assumption of $8,134,000 in bonds payable, net of $166,000 discount. The results of Elliot's Crossing Apartments operations have been included in the consolidated financial statements since that date. The acquisition occurred as part of the Company's plan to expand its investment in real estate. The discount on the bonds payable will be amortized over the life of the bonds on a straight-line basis.

The following table summarizes the estimated fair value of Elliot's Crossing Apartments' assets acquired and liabilities assumed at the date of acquisition.

3. Restricted Cash

Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate swap agreements.

4. Borrowings Under Repurchase Agreements

Borrowings under repurchase agreements as of March 31, 2004 and December 31, 2003 consisted of the following:

The Company may repay or may renew its repurchase agreement that matures on June 26, 2004.

5. Interest Rate Swap Agreements

The Company may enter into interest rate swap agreements to manage or hedge its interest rate risk on its bonds and mortgage notes payable. The Company accounts for its derivative and hedging activities in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's Consolidated Balance Sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of derivative instruments is recognized in earnings in the absence of a specific hedge designation. The Company calculates the estimated fair value of the interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

The Company had not entered into any interest rate swap agreements as of December 31, 2003. During the first quarter of 2004, the Company entered into two interest rate swap agreements. These derivative instruments are indexed to the Bond Market Association ("BMA") rate which is not a benchmark interest rate, as defined by FAS No. 133, and thus the Company can not apply hedge accounting treatment for these instruments. These derivative instruments are marked to market each period through the income statement. The derivative instruments effectively swap the fixed interest rate on the debt assumed in the Elliot's Crossing Apartments purchase transaction of 6.50% to a fixed rate of 2.82%. One of the derivative instruments also contains a credit enhancement feature. This feature includes a cash settlement at termination, whereby the Company will pay to (receive from) the counterparty an amount equal to the decline (increase) in the market value of the underlying bond.

The Company recorded a $292,045 loss for the three months ended March 31, 2004, representing the change in the estimated fair value of the swap agreements. The estimated fair value of interest rate swap agreements is included in Accounts payable and accrued expenses on the Company's Consolidated Balance Sheets in the amount of $292,045 as of March 31, 2004. The Company calculates the estimated fair value of the interest rate swap agreements based upon management's estimate of the future floating rates and the value of the underlying bond.

As of March 31, 2004, the Company had entered into two interest rate swap agreements, with notional amounts and terms as follows:

6. Transactions with Related Parties

The Company pays the General Partner an administrative fee in connection with the ongoing administration of the business of the Company in an amount equal to 0.50% per annum, of the sum of: (i) the fair market value on the date the Company was formed from the merger of the previous limited partnerships of the original assets that are still owned by the Company; plus (ii) the purchase price paid by the Company for new assets that are then held by the Company. The first $100,000 of the administrative fee is payable each year, with the remaining balance payable only during years that Funds from Operations ("FFO"), calculated before administrative fees, exceeds 7.00% of the Unit holders' average capital for that year. FFO represents net income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and operating partnerships. Such fees were $162,702 and $165,420 for the three months ended March 31, 2004 and 2003, respectively and were included in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The Company pays the General Partner an acquisition fee in connection with the identification, evaluation and acquisition of real estate assets and the financing thereof in an amount equal to 1.25% of the aggregate purchase price paid by the Company for such real estate assets. The acquisition fee with respect to an acquisition of a new asset is payable at the time of the closing of the acquisition and is capitalized. In conjunction with the acquisition of Elliot's Crossing Apartments, the Company paid $160,625. No such fees were paid for the three months ended March 31, 2003.

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Company are paid by the General Partner or an affiliate and reimbursed by the Company. Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the General Partner for administrative fees and reimbursed costs and expenses of $178,774 and $243,014 as of March 31, 2004 and December 31, 2003, respectively.

An affiliate of the Company's General Partner was retained to provide property management services for the properties directly owned by the Company. The property management fee paid with respect to any property may not exceed 5% of the gross revenues of such property provided, however, that the property management fee shall not exceed an amount that would be charged by unaffiliated parties rendering similar services in the same geographic location and for comparable property. Property management fees paid to an affiliate of the General Partner totaled $210,938 and $188,986 for the three months ended March 31, 2004 and 2003, respectively, and are included in Real estate operating expenses in the Consolidated Statements of Income and Comprehensive Income.

The Company has investments in corporate equity securities of affiliates of the Company's General Partner in the amount of $307,530 and $304,710 as of March 31, 2004 and December 31, 2003, respectively.

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

The revenues, net income, net operating income and total assets for the Company's reportable segment as of or for the three month periods ended March 31, 2004 and 2003 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

8. Proposed Merger

The Company has entered into a merger agreement with America First Apartment Investors, Inc. ("APRO") under which the Company will merge with and into APRO. If the merger is completed, APRO will be the surviving corporation of the merger and will acquire all the assets and assume all the liabilities of the Company and will issue shares of its common stock and make a cash payment to the Unit holders and the general partner of the Company. The proposed merger is subject to a number of conditions, including the approval by the holders of a majority of the outstanding Units and a majority of the outstanding shares of APRO's common stock. A vote on the merger will occur at a meeting of the Unit holders scheduled for May 26, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions and the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Unit holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages and on the Company's variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

General

America First Real Estate Investment Partners, L.P. (the "Company") is a Delaware limited partnership formed for the purpose of acquiring, holding, operating, selling and otherwise dealing primarily with multifamily residential properties, including the acquisition of debt and equity securities of entities engaged in similar activities. The Company owns and operates 14 multifamily apartment properties containing a total of 2,783 rental units, including Elliot's Crossing Apartments, a 247-unit apartment complex in Tempe, Arizona that was acquired by the Company during the quarter ended March 31, 2004.

The following table sets forth certain information regarding the Company's real estate investments as of March 31, 2004:

Executive Summary

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

The following is a summary of significant items or events that have had and could have an effect on the Company's financial position, results of operations, and liquidity:

  The Company purchased Elliot's Crossing Apartments, a 247-unit apartment complex located in Tempe, Arizona through the assumption of $8.1 million of debt and approximately $4.9 million of cash.

  Physical occupancy at the Company's properties increased to 94% as of March 31, 2004 from 93% as of March 31, 2003 while average economic occupancy decreased from 86% for the three months ended March 31, 2003 to 84% for the three months ended March 31, 2004.

  Physical occupancy at the Company's properties increased to 94% as of March 31, 2004 from 92% as of December 31, 2003 while average economic occupancy decreased from 85% for the year ended December 31, 2003 to 84% for the three months ended March 31, 2004.

  Short-term financing in the amount of $5 million was paid off.

  Interest rate swap transactions were entered into to fix the interest rate on $8.1 million of debt at 2.82% through February 3, 2009.

  The process to complete the proposed merger with America First Apartment Investors, Inc. has continued with the issuance of the Proxy Statement/Prospectus. Proxy votes will be tabulated at a May 26, 2004 Unit holder meeting.

Results of Operations

The following discussion of the Company's results of operations for the three month period ended March 31, 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

Changes in Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Rental income. Rental income increased approximately $303,000 due to the January 2004 acquisition of Elliot's Crossing Apartments and approximately $224,000 due to the acquisition of the general partner interest in the operating partnership that held Water's Edge Apartments on May 1, 2003 and the consolidation of its results of operations into the Company's financial statements. Physical occupancy percentages have remained fairly consistent from the first quarter of 2003 to the first quarter of 2004 with economic occupancy percentages declining slightly by 2%. For properties owned as the beginning of the quarter, it is expected that economic occupancy will increase slightly during 2004 which in turn should favorably impact rental income. In addition, the recent acquisition of Elliot's Crossing Apartments will continue to cause an increase in rental income throughout 2004.

Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Approximately $108,000 of the increase in real estate operating expenses is attributable to the January 2004 acquisition of Elliot's Crossing Apartments and approximately $130,000 is attributable to the May 2003 acquisition of the general partner interest in the operating partnership that held Water's Edge Apartments and the consolidation of its results of operations. The remaining change is due to small increases in other miscellaneous categories. As a portion of these expenses are fixed in nature, increased physical and economic occupancy would result in slightly larger margins as these real estate operating expenses would not increase at the same rate.

Depreciation expense. The increase in depreciation expense is primarily attributable to the 2004 acquisition of Elliot's Crossing Apartments and the May 2003 acquisition of the general partner interest in the operating partnership that held Water's Edge Apartments and the related consolidation of its results of operations, as well as the approximately $843,000 of capital improvements placed in service during the year 2003.

Mortgage-backed securities and dividend income. Mortgage-backed securities income decreased as a result of: (i) the sale of Crane's Landing Apartments in August 2003 and the redemption of the GNMA Certificate that was secured by a mortgage loan on this property; and (ii) the acquisition of the general partner interest in the operating partnership of Water's Edge Apartments which resulted in the income from the GNMA Certificate on this property being eliminated in consolidation. The Company does not currently have any plans to acquire additional mortgage-backed securities investments. Dividend income decreased due to changes in the portfolio holdings during the last three quarters of 2003 and the first quarter of 2004.

Interest expense. The Company's interest expense during the three months ended March 31, 2004 and 2003 is comprised mainly of interest on its bonds and mortgage notes payable and repurchase agreements. The increase in interest expense is due mainly to an increase in bonds and mortgage notes payable outstanding resulting from (i) the 2003 acquisition of the general partner interest in the operating partnership that held Water's Edge Apartments and the related consolidation of its results of operations into the Company's financial statements; (ii) the financing of Highland Park Apartments in August 2003; and (iii) the 2004 acquisition of Elliot's Crossing Apartments and the assumption of the mortgage debt on this property. The decrease in the outstanding borrowings under repurchase agreements and a decrease in the average rates paid on these agreements slightly offset the increased bond and mortgage notes payable interest expense. Variable rates are expected to increase during 2004 and the Company will continue to evaluate its interest rate risks. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this report for more information.

Loss on interest rate swap agreement. During the quarter ended March 31, 2004, the Company recognized a valuation loss on the interest rate swap agreements that were entered into in conjunction with financing the acquisition of Elliot's Crossing Apartments. During 2003, no such agreements were in place. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this report for more information.

General and administrative expenses. General and administrative costs are comprised principally of the administrative fee charged by the General Partner, salaries and employee benefits allocated to the Company, board of directors fees, filing fees and professional fees. During the first quarter of 2004 these expenses have remained fairly consistent with the expenses during the first quarter of 2003. Due to the nature of these expenses, it is expected that general and administrative expenses should continue to remain fairly consistent with prior year throughout 2004.

Funds from Operations

The Company's Funds from Operations ("FFO") decreased $629,734 or 35.5% to $1,143,298 for the first quarter of 2004, compared to $1,773,032 for the same period in 2003. This decrease is primarily attributable to the valuation loss on the swap agreements entered into in conjunction with the acquisition of Elliot's Crossing Apartments, which is a non cash item. Excluding the valuation loss, FFO decreased $337,689 as a result of a decrease in net income over the same period of $412,192.

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

While the Company uses the NAREIT definition of FFO, the Company's FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company's capitalization policy is to treat most recurring improvements in individual apartments, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income as determined in accordance with GAAP and its FFO for the periods set forth:

Liquidity and Capital Resources

The Company's primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying properties. The amount of operating cash generated by the Company is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company's primary uses of cash are: (i) the payment of operating expenses; (ii) the payment of debt service on the Company's bonds and mortgages notes payable; (iii) the payment of distributions to Unit holders; and (iv) the acquisition of additional real estate investments. The Company believes that cash provided by its real estate investments and investment income from its mortgage-backed securities and other investments, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements.

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

The Company's net cash generated by operating activities decreased to $1,451,873 for the three months ended March 31, 2004 compared to $1,806,209 for the three months ended March 31, 2003, principally due to deposits to restricted cash accounts. Net cash used in investing activities was $5,672,594 for the three months ended March 31, 2004 compared to net cash provided by investing activities of $13,549 for the three months ended March 31, 2003 due to the acquisition of Elliot's Crossing Apartments in January of 2004. The Company's net cash used in financing activities was $7,100,022 for the three months ended March 31, 2004 compared to net cash used in financing activities of $3,613,689 for the three months ended March 31, 2003. This change was due to the repayment of a $5,000,000 repurchase agreement when it matured in March 2004.

The following table sets forth information regarding the distributions paid or accrued per unit for the quarters ended March 31, 2004 and 2003:

Contractual Obligations

The Company repaid its $5,000,000 repurchase agreement when it matured on March 12, 2004. The Company did not have any other material changes to its contractual obligations during the three months ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk on Bonds and Mortgage Notes Payable

The Company's primary market risk exposure is interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control.

The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and lower its overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates and may enter into derivative financial instruments, such as interest rate swaps, in order to manage and mitigate its interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.

The Company's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Company's real estate portfolio and its variable rate Notes payable. As of March 31, 2004, approximately 59% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 41% consisted of variable-rate financing. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to Unit holders will decrease.

The following table presents information about the Company's financial instruments sensitive to changes in interest rate risk, including principal amounts and weighted average interest rates by year of maturity for the Company's borrowings:

During the quarter, the Company entered into two derivative agreements in order to mitigate its exposure to changes in interest rates on its variable-rate debt financing. On January 22, 2004, the Company entered into a fixed to variable interest rate swap with Merrill Lynch Capital Services, Inc. ("MLCS") and on February 3, 2004, the Company entered into a variable to fixed interest rate swap with MLCS. The derivative instruments effectively swap the fixed interest rate on the debt assumed in the Elliot's Crossing Apartments purchase transaction of 6.50% to a fixed rate of 2.82%. One of the derivative instruments also contains a credit enhancement feature. This feature includes a cash settlement at termination, whereby the Company will pay to (receive from) the counterparty an amount equal to the decline (increase) in the market value of the underlying bond.

The details are as follows:

The estimated fair value of the swap agreements was a liability of $292,045 as of March 31, 2004.

As the above tables incorporate only those exposures or positions that existed as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Cash Concentrations of Credit Risk

The Company's cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer of America First have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company's reports under the Securities Exchange Act of 1934.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on December 3, 2003, by two Unit holders, Harvey Matcovsky and Gloria Rein, against the Company, the General Partner and America First Companies, L.L.C. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders. The lawsuit alleges, among other things, that the defendants have acted in violation of their fiduciary duties to the Unit holders in connection with the proposed merger of the Company with America First Apartment Investors, Inc. The plaintiffs are seeking to enjoin the proposed merger and unspecified damages and costs. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this litigation or its potential to delay or prevent the completion of the proposed merger. There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as required by Item 6(a) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

4(a) Certificate of Limited Partnership of the Company (incorporated herein by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-4 (No. 333-52117) filed by the Company on July 21, 1999).

4(b) Amended and Restated Agreement of Limited Partnership of the Company (incorporated herein by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-4 (No. 333-52117) filed by the Company on July 21, 1999).

4(c) Form of Indenture between the Company and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

4(d) Form of Unit Certificate of the Company (incorporated herein by reference to Exhibit 4.03 to the Company's Registration Statement on Form S-4 (No. 333-52117) filed by the Company on September 28, 1999).

4(e) Form of Variable Rate Junior Notes are included in Exhibit 4.02 (incorporated herein by reference to Exhibit 4.04 to the Company's Registration Statement on Form S-4 (No. 333-52117) filed by the Company on May 7, 1998).

10.1 Purchase and Sale Agreement dated November 5, 2003 between LBK, L.P. and America First Real Estate Investment Partners, L.P. relating to the acquisition of Elliot's Crossing Apartments.

10.2 Confirmation Letter to ISDA Master Agreement dated January 22, 2004 between America First Real Estate Investment Partners, L.P. and Merrill Lynch Capital Services, Inc., to confirm the terms of the interest rate swap transaction between the parties.

10.3 Confirmation Letter to ISDA Master Agreement dated February 3, 2004 between America First Real Estate Investment Partners, L.P. and Merrill Lynch Capital Services, Inc., to confirm the terms of the interest rate swap transaction between the parties.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST REAL ESTATE INVESTMENT PARTNERS, L.P.

By America First Real Estate
Investment Partners, L.P.

By America First Capital
Source I, L.L.C., General
Partner of the Company

Date: May 17, 2004 /s/ Lisa Y. Roskens

Lisa Y. Roskens,
Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 17, 2004

/s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

America First Companies, LLC, acting in its capacity as controlling member of the General Partner of America First Real Estate Investment Partners, L.P.

EXHIBIT 31.2

Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, certify that:

1. I have reviewed this report on Form 10-Q of America First Real Estate Investment Partners, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 17, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

America First Companies, LLC, acting in its capacity as controlling member of the General Partner of America First Real Estate Investment Partners, L.P.

EXHIBIT 32.1

Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, Chief Executive Officer of America First Real Estate Investment Partners, L.P. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2004

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

EXHIBIT 32.2

Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of America First Real Estate Investment Partners, L.P. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to America First Real Estate Investment Partners, L.P. and will be retained by America First Real Estate Investment Partners, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.